Form 10-Q
period 1995-03-31
AERO SERVICES INTERNATIONAL INC
filed 1995-05-11
CIK 350200

SECURITIES AND EXCHANGE COMMISSION

                                          Washington, D.C. 20549
                                               _____________

                                                 FORM 10-Q



Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of
1934


For Quarter Ended March 31, 1995              Commission File Number 0-10190-0



                     AERO SERVICES INTERNATIONAL, INC.____________________
             (Exact name of registrant as specified in its charter)



          Louisiana                                           72-0385274
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)



660 Newtown Yardley Road
      Newtown, PA                                               18940




Registrant's telephone number, including area code (215) 860-5600





Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X     No






6,998,052 Common Shares were outstanding as of March 31, 1995








          AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES

                              INDEX






PART I -  Financial Information                      Page Number


Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
March 31, 1995 (unaudited) and
September 30, 1994 (audited)                                 2
Cosolidated Statement of Earnings
three months ended March 31, 1995
and 1994 (unaudited)                                         3

Condensed Consolidated Statement of Cash Flows
three months ended March 31, 1995 and 1994
(unaudited)                                                  4

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                  5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation        8


PART II - Other Information

Item 1.  Legal Proceedings                                  11

Item 6.  Exhibits and Reports on Form 8-K                   12


















                             AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED
                                          CONDENSED BALANCE SHEET

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                            AS AT      AS AT
                                                         MARCH 31  SEPTEMBER 30
                                                             1995      1994
ASSETS

Cash                                                  $   1,439         $ 2,406
Restricted Cash                                               5               5
Accounts Receivable Less Allowance for
 Doubtful Accounts of $92 & $147 respectively               609           1,214
Notes Receivable - Affiliate                                280
Other Receivable - Affiliate                                 27
Inventories Less Reserve for
 Slow Moving of $53 & $85 respectively                       72             454
Other Current Assets                                        381             406

TOTAL CURRENT ASSETS                                  $   2,813         $ 4,485

Property & Equipment - Net                                2,181           2,336
Assets held for sale at Net Book Value                      447
Other Assets                                                150             150

TOTAL ASSETS                                          $   5,144         $ 7,418


LIABILITIES & STOCKHOLDERS DEFICIT

Current Maturities of Long-Term Debt                 $       40        $   194
Accounts Payable                                            560          1,293
Other Liabilities                                         3,068          3,564
Other Liabilities - Affiliate                               435              8

TOTAL CURRENT LIABILITIES                             $   4,103        $ 5,059

Long-Term Debt - Affiliate                            $  15,610        $15,428
Long-Term Debt - Other                                    3,570          4,189
Other Long-Term Liabilities                                 248            305
Redeemable Preferred Stock                                5,540          5,388

TOTAL LONG-TERM LIABILITIES                           $  24,968        $25,310

STOCKHOLDERS' DEFICIT
Common Stock                                          $   8,550        $ 8,702
Additional Paid-in Capital                                3,380          3,380
Accumulated Deficit                                     (35,620)       (34,796)


                                                      $ (23,690)      $(22,714)
Less Treasury Stock                                         237            237


TOTAL STOCKHOLDERS' DEFICIT                           $ (23,927)      $(22,951)

TOTAL LIABILITIES & STOCKHOLDERS DEFICIT              $   5,144       $  7,418


NOTE: The balance sheet at September 30, 1994 has been taken from the audited financial statements at that date and condensed.
See Notes to Condensed Consolidated Financial Statements.



                          AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED
                                          STATEMENT OF EARNINGS



(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                        MARCH 31,                 MARCH 31,
                                   1995          1994          1995       1994




NET SALES                       $ 2,559      $ 5,132         $ 6,001  $ 11,788

COST AND EXPENSE
Cost of Sales                   $ 1,340      $ 2,723         $ 3,084  $  6,302
Departmental Costs                1,307        2,532           2,814     5,524
Administrative Costs                256          642             560     1,233
Interest Expense - Other             52           76             114       194
Interest Expense - Affiliate        383          262             734       552
                                $  (779)     $(1,103)        $(1,305)  $(2,017)
Gain on Sale of Certain FBO
 Operations                          75        1,686             292     1,686
Other Income/(Expense), Net          60           16             189       (30)

NET INCOME (LOSS)               $  (644)     $   599         $  (824)  $  (361)
 Income/(Loss) per Common and
 Common Equivalent Share        $  (.10)     $   .08         $  (.14)  $  (.13)

Fully diluted earnings per
 Common Share                    $     -      $   .07         $     -   $     -



See Notes to Condensed Consolidated Financial Statements.






                              AERO SERVICES INTERNATIONAL, INC.
                    Condensed Consolidated Statement of Cash Flows

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                            1994           1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                             $ (824)       $  (361)

  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
  Depreciation and Amortization                             155            406
  Provisions for Obsolete, Slow-Moving & Excess
   Inventory                                                                 6
  Provision for Losses on Accounts Receivable                21             54
  Amortization of Discounted Note Payable                   182
  (Gain) Loss on Sale of Certain FBO Operations            (292)        (1,686)
  (Gain) Loss on Sale of Fixed Assets                      (120)           (70)
  Other Assets included in Sale of FBO Operations          (528)
  Other                                                      83           (170)
  Change in Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                584            466
  (Increase) Decrease in Notes Receivable - Affiliate      (280)
  (Increase) Decrease in Other Receivable - Affiliates      (27)
  (Increase) Decrease in Inventory                          382            167
  (Increase) Decrease in Other Current Assets                25            (46)
  Increase (Decrease) in Accounts Payable                  (733)           (40)
  Increase (Decrease) in Accounts Payable - Affiliate    (1,169)
  Increase (Decrease) in Other Current Liabilities         (496)           (39)
  Increase (Decrease) in Other Liabilities - Affiliate      427
  Increase (Decrease) in Other Long Term Liabilities        (57)

  Total Adjustments                                        (674)        (2,121)
  Net Cash Provided by (Used In) Operating Activities    (1,498)        (2,482)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of Property and Equipment                       (36)           (29)
  Proceeds from Sale of Fixed Assets                          3
  Proceeds from Sale of FBOs                                973          4,900

  Net Cash From (Used In) Investing Activities              940          4,871

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal Payment of Notes Payable                       (379)           (29)
  Principal Payments of Long-Term Debt                      (30)        (2,829)

  Net Cash Provided By (Used In) Financing Activities      (409)        (2,858)


  Net Increase (Decrease) in Cash & Cash Equivalents       (967)          (469)
  Cash and Cash Equivalents at Beginning of Year          2,406            537

  Cash and Cash Equivalents at End of First Fiscal
   Quarter                                              $ 1,439         $   68

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash Paid during the Period for:
     Interest                                            $  241         $  277
     Income Taxes                                            11              9





See Notes to Condensed Consolidated Financial Statements.







                    AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statement
                                       March 31, 1995

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1995, consolidated statement of earnings for the six month and three month periods ended March 31, 1995, and the condensed consolidated statement of cash flows for the six month period then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1994 annual report on Form 10-K The results of operations for the periods ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2:  CASH AND SHORT-TERM SECURITIES

The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3:  INVENTORIES

Inventories are classified as follows:
                                             MARCH 31              SEPTEMBER 30
                                                1995                    1994

Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $53 and $85, respectively                 $  34                    $ 342
Fuel                                             35                       57
Work-In-Process                                   3                       55

                                              $  72                    $ 454


NOTE 4:  OTHER ASSETS

Included in the balance of Other Assets at both March 31, 1995, and September 30, 1994, is a certificate of deposit in the amount of $150, with a maturity date of October 21, 1995 which supports an irrevocable letter of credit due to expire in April 1996.

NOTE 5:  RELATED PARTY TRANSACTIONS

In May 1994 Transtech Holding Company, Inc. (Transtech) acquired Triton Energy Corporation's (Triton) equity in the Company and also purchased Company debt from Triton consisting of $15,610 of principal and $2,723 of accrued interest and fees. The $2,723 was forgiven and recorded as additional paid-in-capital. Transtech agreed to forgo any accrual of interest on the principal through November 20, 1994. This interest amounted to $657 which was recorded as additional paid-in-capital and as a discount to notes payable at September 30, 1994. The discount has been amortized as interest expense over the six month period during which no interest was accrued to Transtech. The six months ended March 31, 1995 includes $182 of amortized discount. Accrual of interest began again on November 21, 1994. Through March 31, 1995 interest of $551 has been accrued on the principal and $116 has been paid with the balance of $435 shown as Other Liabilities - Affiliate on the balance sheet as of that date.



             AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  March 31, 1995

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

NOTE 5:  RELATED PARTY TRANSACTIONS (continued)

In August 1994 the Company entered into an agreement with Transtech to provide accounting services to three fixed based operations (FBOs) owned or controlled by Transtech for a monthly fee totalling twenty-six hundred dollars per month. Through March 31, 1995 the Company has billed Transtech $26 including expenses and has been paid $14.

On December 23, 1994 in anticipation of aquiring all of its outstanding stock, the Company advanced $150 to Mountain State Flight Services, Inc.,
(Mountain State) a West Virginia corporation, secured by a promissory note bearing interest at the rate of nine percent per annum, and due and payable on February 22, 1995. R. Ted Brant, the Chairman of the Board of Directors and Chief Executive Officer of the Company is also President of, and a shareholder of, Mountain State. Another $30 was advanced on February 3, 1995 and an additional $100 was advanced on February 21, 1995, secured by a promissory note. On April 1, 1995, the Company bought 100% of the outstanding stock of Mountain State for $110. There were no repayments of any of the $280 of notes prior to the sale. The purchase price of $110 has not been paid as of the filing date because all of the stock certificates outstanding had not been received.

NOTE 6:  LONG-TERM DEBT

The balance of $15,610 in Long-Term Debt - Affiliate at March 31 is the total of the notes due Transtech. The balance of $15,428 at September 30 is net of the $182 discount which was amortized through November. The balance of $3,570 in Long-Term Debt - Other at March 31 is totally indebtedness on industrial revenue bonds. The balance of $4,189 at September 30 includes indebtedness on industrial revenue bonds of $3,593, $353 due on a capital lease, and $243 on two notes. The $353 due on the capital lease was assumed by the buyer of the Company's FBO at Saginaw, MI on December 31, and the $243 balance on the notes was paid in full in December.

NOTE 7:  CERTAIN FIXED BASE OPERATION (FBO) MATTERS

On December 31, 1994 the sale of the Company's facility at Saginaw, Michigan was completed. The purchase price was $300 plus the assumption of the fuel farm capital lease in the amount of $387, and a gain of $217 was recognized on the sale.

In January 1995 the Company received a letter of intent to purchase its facility at the Youngstown, Ohio Airport. The sale was completed on February 10, 1995. The selling price was $120 for the fixed assets and $463 for the inventories, including work in process. The Company recorded a gain of $76 on this sale.

As disclosed in NOTE 5, the Company purchased the stock of Mountain State Flight Services, Inc. on April 1, 1995. For the year ended December 31, 1994, Mountain State generated a loss of $78 on sales of $834. For the years ended December 31, 1993 and 1992, respectively, Mountain State generated a profit of $31 on sales of $382, and a loss of $1 on sales of $340. Mountain State has a Letter of Intent with a Fortune 500 company to lease a 25,000 square foot facility for a period of 10 years with two five year options. This facility is to be constructed on the premises with construction scheduled to begin by June 15, 1995. Mountain State holds a lease to operate an FBO at Morgantown Airport until December 31, 2007 with two additional five year options.

8:  OTHER LIABILITIES

At March 31, 1995 the major components of the $3,068 balance are accrued property, payroll, and other taxes of $1,700; accrued EPA expenses of $449; accrued salaries of $95, and accrued auditing and professional fees of $163. At September 30, the major components of the $3,564 balance were property, payroll, and other taxes of $1,685; accrued EPA expenses of $592; accrued salaries of $220; and accrued auditing and professional fees of $159.




                     AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Condensed Consolidated Financial Statements
                                      March 31, 1995

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

NOTE 9:  CONTINGENT LIABILITIES

A.  Environmental Matters

The Company's business involves the storage, handling and sale of aviation fuel; and the provision of mechanical maintenance and refurbishing services which involve the use of hazardous chemicals. Accordingly, the Company is required to comply with federal, state and local regulations which have been enacted to control the discharge of material into the environment or otherwise relate to the protection of the environment. As a normal course of business, the Company from time to time discusses environmental compliance with the appropriate environmental agency.

At September 30, 1994, the Company had accrued $750 for expenses related to environmental protection, assessment and remediation matters at certain locations. At March 31, 1995, the financial statements of the Company included accruals for resolution of environmental matters in the amount of $449 based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.

The expenditures and accruals for environmental matters are specific in nature to identified situations at Company locations. The Company is presently responsible for remediation projects at three locations, none of which are presently owned. It is possible that two of these projects will be completed by the end of the current fiscal year. However, it may take additional time to receive closure permission from the appropriate EPA officials. Due to uncertainties related to estimating both elapsed correction time and the effectiveness of environmental remediation techniques utilized to correct non-compliance situations, the Company may incur additional costs in future periods related to these same situations.


B.  Tax Assessment

On December 19, 1994, the Company received a notice of tax due from the State of New York in the amount of $163 for a diesel motor fuels tax covering the quarter ended November 30, 1991. In March 1995 the Company received a notice of tax due in the amount of $147 for the quarter ended February 29, 1992. Additional notices are expected which could bring the total assessment in excess of $1,000. Management believes this assessment to be in error and has filed an appeal with the State of New York. A date for the hearing has not been set.


C.  Litigation

Please refer to Part II, Item 1 on page 10 for a full discussion of current litigation matters.




                              PART I - FINANCIAL INFORMATION
                      Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results of Operations
                     AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
   The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                           Three Months Ended               Six Months Ended
                              March 31                            March 31
                          1995          1994                 1994          1995
Net Sales               100.0%         100.0%               100.0%        100.0%
Cost of Sales            52.4           53.1                 51.4          53.5
Departmental Costs       51.1           49.3                 46.9          46.9
Administrative Costs     10.0           12.5                  9.3          10.5
Interest Expense (Net)   17.0            6.6                 14.1           6.3
Other Income/(Expense)    5.3           33.2                  8.0          14.1
Net Income/(Loss)       (25.2)          11.7                (13.7)         (3.1)

Revenues for the three months ended March 31, 1995 declined 50% as compared to the same period for the previous year to $2,559. The decline in revenue for the six months was 49%. These declines are the result of certain FBO sales in fiscal 1994 and 1995. In order to compare the results of continuing operations, a statement of earnings for both periods is presented below, including only those three FBOs which were in operation during all of both periods.


                                        CONTINUING OPERATIONS
                                          THREE MONTHS ENDED

                       Mar. 31,                          Mar. 31,
                         1995             %                1994               %


Net Sales             $ 2,181          100.0             $  2,124         100.0

COST AND EXPENSE
Cost of Sales           1,169           53.6                1,188          55.9
Departmental Costs      1,109           50.8                1,123          52.9
Administrative Costs      224           10.3                  401          18.9
Interest Expense          434           19.9                  307          14.5


Other income, Net          57            2.6                  548          25.9

NET (LOSS)            $  (698)         (32.0)            $   (347)        (16.3)


As shown above, revenues at continuing operations increased 2.7% during the quarter ended March 31, 1995 compared to the previous year. The volume of fuel sold increased 10.1% and the resulting revenue increased 10.8%. The sales of maintenance services increased only 1% over last year.

Cost of sales decreased 2.3% as a percentage of sales in the current quarter.

Departmental costs during the current quarter decreased $14 over last year, and also decreased as a percentage of sales by 2.1 percentage points to 50.8%. Administrative costs have been reduced by $177 to 10.3% of sales, down from 18.9 last year.

Interest expense has increased $127 as compared to the prior year as a result of interest rate increases that began in the fall of 1994.



                          PART I - FINANCIAL INFORMATION
               Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations
             AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)


Results of Operations (continued):


                                             CONTINUING OPERATIONS
                                                SIX MONTHS ENDED

                            Mar. 31, 1995       %           Mar. 31, 1994     %
Net Sales                     $ 4,317       100.0           $ 4,208       100.0

COST AND EXPENSE
Cost of Sales                   2,215        51.3             2,252        53.5
Departmental Costs              2,082        48.2             2,200        52.3
Administrative Costs              505        11.7               706        16.8
Interest Expense                  843        19.5               648        15.4

Other Income (expense)
 Net                              161         3.7               579        13.8

NET (LOSS)                    $ (1,167)     (27.0)           (1,019)      (24.2)

Revenues at continuing operations increased 2.6% in the first six months of fiscal 1995 compared to fiscal 1994. Fuel volume sold increased 11% and the resulting revenue increased 10.8%.

Cost of sales, as a percentage of sales, decreased 2.2%, and departmental costs decreased $118 due to a reduction in salaries and benefits.

Administrative costs have been reduced by 28.5% ($201). The major reductions are legal fees ($85), directors' and auditors' fees ($64), and travel and entertainment ($40).

Interest expense has increased by $195 due to higher rates.





                         PART I - FINANCIAL INFORMATION
                Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations
              AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)


LIQUIDITY AND CAPITAL RESOURCES

Working capital deficiency at March 31, 1995 increased by $716 to ($1,290) from September 30, 1994. Current assets decreased $1,672 primarily as a result of reductions in cash of $967, accounts receivable of $605, inventories of $382, and an increase in notes receivable - affiliate of $280. Current liabilities decreased $956 as a result of reductions in accounts payable of $733; other liabilities of $496; and current maturities of long-term debt of $154. These decreases were reduced by an increase in other liabilities - affiliate of $427.

During the six months ended March 31, 1995, the major source of cash was provided by decreases in accounts receivable of $605, from the sale of FBOs of $973, from a reduction on inventory of $382, and from an increase in other liabilities - affiliate of $427. These funds were used primarily to reduce accounts payable by $733, notes payable by $409, other current liabilities by $496; to invest $280 in notes receivable; and to fund the cash portion of the operating loss of $795.

In addition to the purchase of Mountain State Flight Services, Inc. (See Notes 5 and 7), the Company is negotiating for the purchase of two additional FBOs. The Company has also filed with the Federal Aviation Agency an application for a charter certificate (FAR PART 135), and estimates that operational consent should be forthcoming within 90 days. Management has also considered other non-aviation related opportunities in its attempt to make the company profitable.

Management understands that the continued existence of the Company depends upon achieving, as a minimum, positive cash flow . However, there is no guarantee of success. Management believes that the Company can continue operations through October 1, 1995 in its present financial condition, but cannot continue to fund losses indefinitely.





                               PART II - OTHER INFORMATION
                 AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

ITEM 1. - LEGAL PROCEEDINGS

The Company is subject to several complaints filed over the last several years in different courts or administrative agencies by different individual former employees challenging the termination of their employment by the Company on a variety of grounds. These claims are encountered in the ordinary course of business, and in the opinion of management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position in excess of what has already been recorded. Management believes that it has established adequate reserves for all of these claims. Management also believes it has strong defenses and intends to vigorously defend its position.

In October 1992, Mary Ann Durette filed an action, individually and as executrix, in North Carolina Superior Court, Wake County, against the Company, Hess Aviation, Inc., Donald Weinhold and others seeking compensatory damages in no specified amount resulting from a fatal aircraft accident which occurred in December 1991. The co-defendants are Weinhold, the pilot of the aircraft and a related company, and Hess, the company which performed an annual inspection on the aircraft in November 1991. The pilot had brought the aircraft to the Company for service after an incident in the spring of 1991. The Company removed one engine and propeller, sent them respectively to Triad Aviation, Inc. and H & H Propeller Services for repair, and thereafter reinstalled them on the aircraft. The Company has filed third party claims against both Triad and H & H for contribution and indemnity in the event of liability. The Company believes it has strong defenses to this claim, and intends to vigorously defend its position. The matter is being handled through the Company's liability insurance carrier. Based on all information available to date, the Company believes that any amounts for which it may ultimately be determined to be liable will be covered beyond modest deductibility limits by its liability insurance policies. Management believes that the insurance companies involved are viable.

On March 9, 1995, the company received a letter from a law firm in Tucson, Arizona notifying the Company of the intent of Don't Waste Arizona Inc. to file a civil action against the company for alleged violations of certain inventory filing requirements contained in the Emergency Planning and Community Right to Know Act of 1986. To date, the Company is unaware of any such suit having been commenced. However, should such a suit be brought, the Company intends to vigorously contest the action.

The Company is also exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters, as well as those discussed above or referenced elsewhere in this report, will not have a material adverse effect on the Company's financial position in excess of what has already been recorded. Management believes that it has established adequate reserves for all of these claims.












                                    PART II - OTHER INFORMATION
                       AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          11.1   Computation of per Share Income/Loss.

          27.0   Financial Data Schedule

     (b)  Reports on Form 8-K:

          On February 10, 1995 a Form 8-K was filed reporting the sale of the Company's assets located at the Youngstown, Ohio Airport for $ 632. Included in the filing were a pro forma balance sheet at September 30, 1994, and pro forma income statements for the year ended
          September 30, 1994 and the three months ended December 31, 1994.







            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
               EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS


(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended
                                                         March 31, 1995

                                                   PRIMARY     FULLY DILUTED

Average Common Shares outstanding                 6,998,052           N/A
Assumed exercise of Common Stock Options                  -
Assumed conversion of Series A Cumulative
 Convertible Preferred Stock                              -

Total                                             6,998,052


Net Loss                                          $    (644)          N/A

Less:
 Dividends on Series A Cumulative
  Convertible Preferred Stock                            65
 Accretion of Series A Cumulative
  Convertible Preferred Stock                            11

                                                  $    (720)


Net Loss per Common Equivalent Share              $   (0.10)          N/A


Note (1)

The series A cumulative convertible preferred stock is not considered common stock equivalent in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


Note (2)

The effect of the assumed exercise of the common stock options is antidilutive.

Fully diluted loss per share is antidilutive and therefore not presented.







             AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                EXHIBIT 11.1 - COMPUTATION OF PER SHARE INCOME

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   Three Months Ended
                                                     March 31, 1994

                                               PRIMARY             FULLY DILUTED

Average Common Shares outstanding              5,498,052             5,498,052
Assumed exercise of Common Stock Options               -               433,334
Assumed conversion of Series A Cumulative
 Convertible Preferred Stock                           -             1,076,740
Assumed conversion of Series B Cumulative
 Convertible Preferred Stock                           -             1,500,000

Total                                          5,498,052             8,508,126

Net Income                                   $       599         $         599

Less:
 Dividends on Series A Cumulative
  Convertible Preferred Stock                         65                     -
 Dividends on Series B Cumulative
  Convertible Preferred Stock                         90                     -
 Accretion of Series A Cumulative
  Convertible Preferred Stock                         11                     -

                                             $       433          $        599

Net Income per Common Equivalent Share       $      0.08          $       0.07


Note (1)

The series A and series B cumulative convertible preferred stock are not considered common stock equivalents in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


Note (2)

The effect of the assumed exercise of the common stock options is antidilutive.

Fully diluted loss per share is antidilutive and therefore not presented.






          AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
             EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS


(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         Six Months Ended

                                                Mar. 31, 1995     Mar. 31, 1994


Primary loss per common and common
 equivalent share
Average common shares outstanding                  6,998,052        5,498,052

Net Loss                                         $      (824)     $      (361)

Less:
 Dividends on Series A Cumulative
  Convertible Preferred Stock                            129              309
 Accretion of Series A Cumulative
  Convertible Preferred Stock                             23               22

                                                 $      (976)            (692)


Net Loss per Common and common
  equivalent share                               $     (0.14)     $     (0.13)


Note (1)

The series A and series B cumulative convertible preferred stock are not considered common stock equivalents in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


Note (2)

All of the Series B cumulative convertible preferred stock was converted to common stock on May 20, 1994.


Note (3)

The effect of the assumed exercise of the common stock options is antidilutive.

Fully diluted loss per share is antidilutive and therefore not presented.








                                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AERO SERVICES INTERNATIONAL, INC.
                                               (Registrant)



____________________________________
                         (Signature)
  Paul R. Slack
  Chief Accounting Officer
   and Controller



_____________________________________
                          (Signature)

    R. Ted Brant
    Chairman of the Board



Date:  May 11, 1995









See Notes to Condensed Consolidated Financial Statements.