Form 10-Q/A
period 1995-03-31
AERO SERVICES INTERNATIONAL INC
filed 1995-05-15
CIK 350200

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

   Note:  The following financial statements contain revisions:
          condensed balance sheet, statement of cash flows and results of continuing operations for three months and six months.






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

  Cash and Cash Equivalents at End of Second Fiscal
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


                                        CONTINUING OPERATIONS
                                          THREE MONTHS ENDED

                       Mar. 31,                          Mar. 31,
                         1995             %                1994              %


Net Sales             $ 2,181          100.0             $  2,124        100.0

COST AND EXPENSE
Cost of Sales           1,169           53.6                1,188         55.9
Departmental Costs      1,109           50.8                1,123         52.9
Administrative Costs      224           10.3                  401         18.9
Interest Expense          434           19.9                  307         14.5
                         (755)         (34.6)                (895)       (42.2)

Other income, Net          57            2.6                  548         25.9

NET (LOSS)            $  (698)         (32.0)            $   (347)       (16.3)


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

(DOLLAR AMOUNTS IN THOUSANDS)


Results of Operations (continued):


                                             CONTINUING OPERATIONS
                                                SIX MONTHS ENDED

                            Mar. 31, 1995       %           Mar. 31, 1994     %
Net Sales                     $ 4,317       100.0           $ 4,208       100.0

COST AND EXPENSE
Cost of Sales                   2,215        51.3             2,252        53.5
Departmental Costs              2,082        48.2             2,200        52.3
Administrative Costs              505        11.7               706        16.8
Interest Expense                  843        19.5               648        15.4
                               (1,328)      (30.7)           (1,598)      (38.0)

Other Income (expense)
 Net                              161         3.7               579        13.8

NET (LOSS)                    $ (1,167)     (27.0)           (1,019)      (24.2)

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