Form 10-Q
period 1995-06-30
AERO SERVICES INTERNATIONAL INC
filed 1995-08-14
CIK 350200

SECURITIES AND EXCHANGE COMMISSION


Washington, D.C. 20549


FORM 10-Q


Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1995                Commission File Number 0-10190-0

                 AERO SERVICES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)


          Louisiana                                                72-0385274
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)

660 Newtown Yardley Road
Newtown PA 18940

Registrant's telephone number, including area code: (215) 860-5600


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                Yes   x        No



6,998,052 Common Shares were outstanding as of June 30, 1995



AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES

INDEX



PART I - Financial Information                                     Page Number

Item 1.         Financial Statements
                Condensed Consolidated Balance Sheet
                June 30, 1995 (unaudited) and
                September 30, 1994 (audited)                            2

                Consolidated Statement of Earnings
                three months ended June 30, 1995
                and 1994 (unaudited)                                    3

                Condensed Consolidated Statement of Cash Flows
                nine months ended June 30, 1995 and 1994
                (unaudited)                                             4

                Notes to Condensed Consolidated Financial
                Statements (Unaudited)                                  5

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operation            8


PART II - Other Information

Item 1.         Legal Proceedings                                      11

Item 6.         Exhibits and Reports on Form 8-K                       12

AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED
CONDENSED BALANCE SHEET

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                  AS AT              AS AT
                                                 JUNE 30           SEPTEMBER 30
                                                   1995               1994

ASSETS
Cash                                           $  1,106             $  2,406
Restricted Cash                                       5                    5
Accounts Receivable Less Allowance for
 Doubtful Accounts of $92 and $73 respectively      339                1,214
Other Receivable - Affiliate                         23
Inventories Less Reserve for
 Slow Moving of $52 and $85 respectively             79                  454
Other Current Assets                                368                  406

TOTAL CURRENT ASSETS                           $  1,920             $  4,485

Property & Equipment - Net                        2,289                2,336
Assets held for sale at Net Book Value                                   447
Other Assets                                        515                  150

TOTAL ASSETS                                   $  4,724             $  7,418

LIABILITIES & STOCKHOLDERS DEFICIT
Current Maturities of Long-Term Debt           $     55             $    194
Accounts Payable                                    590                1,293
Other Liabilities                                 3,262                3,564
Other Liabilities - Affiliate                       666                    8

TOTAL CURRENT LIABILITIES                      $  4,573             $  5,059

Long-Term Debt - Affiliate                     $ 15,610             $ 15,428
Long-Term Debt - Other                            3,570                4,189
Other Long-Term Liabilities                         224                  305
Redeemable Preferred Stock                        5,616                5,388

TOTAL LONG-TERM LIABILITIES                    $ 25,020             $ 25,310

STOCKHOLDERS' DEFICIT
Common Stock                                   $  8,474             $  8,702
Additional Paid-in Capital                        3,380                3,380
Accumulated Deficit                             (36,486)             (34,796)

                                               $(24,632)            $(22,714)
Less Treasury Stock                            $    237             $    237

TOTAL STOCKHOLDERS' DEFICIT                    $(24,869)            $(22,951)

TOTAL LIABILITIES & STOCKHOLDERS DEFICIT       $  4,724             $  7,418



NOTE: The balance sheet at September 30, 1994 has been taken from the audited financial statements at that date and condensed.
See Notes to Condensed Consolidated Financial Statements.



                 AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED
                                 STATEMENT OF EARNINGS


(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)





                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                    JUNE 30,                        JUNE 30,
                              1995          1994              1995         1994

NET SALES                 $2,122          $ 4,976        $ 8,123        $16,764

COST AND EXPENSE

Cost of Sales             $1,057          $ 2,569        $ 4,141        $ 8,871
Departmental Costs         1,044            1,985          3,858          7,509
Administrative Costs         327              502            887          1,735
Interest Expense - Other      54               60            168            254
Interest Expense - Affiliate 393              169          1,127            721
                          $ (753)         $  (309)       $(2,058)       $(2,326)

Gain on Sale of Certain FBO
 Operations                    -                -            292          1,686
Other Income/(Expense), Net (163)             (54)            26            (84)

NET INCOME (LOSS)         $ (916)         $  (363)       $(1,740)       $  (724)


(Loss) per Common and
 Common Equivalent Share  $(0.14)         $ (0.07)       $ (0.28)       $ (0.17)




















See Notes to Condensed Consolidated Financial Statements





AERO SERVICES INTERNATIONAL, INC.
Condensed Consolidated Statement of Cash Flows

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                              NINE MONTHS ENDED
                                                                  JUNE 30,
                                                            1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (Loss)                                                 $(1,740)   $  (724)

 Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
 Depreciation and Amortization                                  228        563
 Provisions for Obsolete, Slow-Moving & Excess Inventory                     9
 Provision for Losses on Accounts Receivable                     16         75
 Amortization of Discounted Note Payable                        182
 (Gain) Loss on Sale of Certain FBO Operations                 (292)    (1,686)
 (Gain) Loss on Sale of Fixed Assets                           (144)      (100)
 Current Period Interest Forgiven                                          720
 Other Assets included in Sale of FBO Operations               (528)
 Other                                                           95       (160)
 Change in Assets and Liabilities:
 (Increase) Decrease in Accounts Receivable                     859        574
 (Increase) Decrease in Other Receivable - Affiliates           (23)
 (Increase) Decrease in Inventory                               375         37
 (Increase) Decrease in Other Current Assets                     38         19
 (Increase) Decrease in Other Assets                           (365)
 Increase (Decrease) in Accounts Payable                       (703)        46
 Increase (Decrease) in Accounts Payable - Affiliate                    (1,177)
 Increase (Decrease) in Other Current Liabilities              (302)      (805)
 Increase (Decrease) in Other Liabilities - Affiliate           658
 Increase (Decrease) in Other Long Term Liabilities             (81)
 Total Adjustments                                               13     (1,885)

 Net Cash Provided by (Used In) Operating Activities        $(1,727)   $(2,609)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of Property and Equipment                           (151)       (29)
 Proceeds from Sale of Fixed Assets                               4
 Proceeds from Sale of FBOs                                     973      4,900
 Net Cash from (Used In) Investing Activities                   826      4,871

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from Issurance of Notes Payable -Affiliate                       300
 Principal Payment of Notes Payable                            (355)       (50)
 Principal Payments of Long-Term Debt                           (44)    (2,844)
 Net Cash Provided By (Used In) Financing Activities           (399)    (2,594)

 Net Increase (Decrease) in Cash & Cash Equivalents          (1,300)      (332)
 Cash and Cash Equivalents at Beginning of Year               2,406        537
 Cash and Cash Equivalents at End of Third Fiscal Quarter    $1,106     $  205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash Paid during the Period for:
  Interest                                                   $  465     $  288
  Income Taxes                                                   12         13



See Notes to Condensed Consolidated Financial Statements




AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statement
June 30, 1995

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1995, consolidated statement of earnings for the nine month and three month periods ended June 30, 1995, and the condensed consolidated statement of cash flows for the nine month period then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1994 annual report on Form 10-K. The results of operations for the periods ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2:  CASH AND SHORT-TERM SECURITIES

The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3:  INVENTORIES

Inventories are classified as follows:
                                                 JUNE 30          SEPTEMBER 30
                                                   1995               1994
Aircraft parts and accessories, oil and
 supplies less provisions for obsolete and
 slow-moving, and excess quantity of
 $52 and $85, respectively                       $  53                 $ 342
Fuel                                                26                    57
Work-In-Process                                      0                    55
                                                 $  79                 $ 454

NOTE 4:  OTHER ASSETS

Included in the balance of Other Assets at both June 30, 1995, and September 30, 1994, is a certificate of deposit in the amount of $150, with a maturity date of October 21, 1995 which supports an irrevocable letter of credit due to expire in April 1996. Also included in the balance at June 30 is $365 of goodwill, net of $8 of amortization, applicable to the acquisition of Mountain State Flight Services, Inc. on April 1, 1995.

NOTE 5:  RELATED PARTY TRANSACTIONS

In May 1994 Transtech Holding Company, Inc. (Transtech) acquired Triton Energy Corporation's (Triton) equity in the Company and also purchased Company debt from Triton consisting of $15,610 of principal and $2,723 of accrued interest and fees. The $2,723 was forgiven and recorded as additional paid-in-capital. Transtech agreed to forego any accrual of interest on the principal through November 20, 1994. This interest amounted to $657 which was recorded as additional paid-in capital and as a discount to notes payable at September 30, 1994. The discount has been amortized as interest expense over the six month period during which no interest was accrued to Transtech. The nine months ended June 30, 1995 includes $182 of amortized discount. Accrual of interest began again on November 21, 1994. Through June 30, 1995 interest of $945 has been accrued on the principal and $279 has been paid with the balance of $666 shown as Other Liabilities - Affiliate on the balance sheet as of that date.



AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 1995

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

NOTE 5:  RELATED PARTY TRANSACTIONS (continued)

In August 1994 the Company entered into an agreement with Transtech to provide accounting services to three fixed base operations (FBOs), reduced to two in April, 1995, owned or controlled by Transtech for a monthly fee totalling twenty-six hundred dollars per month, reduced to eighteen hundred in April, 1995. Through June 30, 1995 the Company has billed Transtech $26 including expenses and has been paid $14.

On December 23, 1994, in anticipation of acquiring all of its outstanding stock, the Company advanced $150 to Mountain State Flight Services, Inc., (Mountain State) a West Virginia corporation, secured by a promissory note bearing interest at the rate of nine percent per annum, and due and payable on February 22, 1995. R. Ted Brant, the Chairman of the Board of Directors and Chief Executive Officer of the Company is also President of, and a shareholder of, Mountain State. Another $30 was advanced on February 3, 1995 and an additional $100 was advanced on February 21, 1995, secured by a promissory note. On April 1, 1995, the Company bought 100% of the outstanding stock of Mountain State for $110. There were no repayments of any of the $280 of notes prior to the sale. The purchase price of $110 was paid after the stock certificates outstanding were received.

NOTE 6:  LONG TERM DEBT

The balance of $15,610 in Long-Term Debt - Affiliate at June 30 is the total of the notes due Transtech. The balance of $15,428 at September 30 is net of the $182 discount which was amortized through November. The balance of $3,570 in Long-Term Debt - Other at June 30 is totally indebtedness on industrial revenue bonds. The balance of $4,189 at September 30 includes indebtedness on industrial revenue bonds of $3,593, $353 due on a capital lease, and $243 on two notes. The $353 due on the capital lease was assumed by the buyer of the Company's FBO at Saginaw, MI on December 31, and the $243 balance on the notes was paid in full in December.

NOTE 7: CERTAIN FIXED BASE OPERATION (FBO) MATTERS

On December 31, 1994 the sale of the Company's facility at Saginaw, Michigan was completed. The purchase price was $300 plus the assumption of the fuel farm capital lease in the amount of $387, and a gain of $217 was recognized on the sale.

On February 10, 1995 the Company sold its facility at the Youngstown, Ohio Airport. The selling price was $120 for the fixed assets and $463 for the inventories, including work in process. The Company recorded a gain of $76 on this sale.

As disclosed in NOTE 5, the Company purchased the stock of Mountain State Flight Services, Inc. on April 1, 1995. For the year ended December 31, 1994, Mountain State generated a loss of $78 on sales of $834. For the years ended December 31, 1993 and 1992, respectively, Mountain State generated a profit of $31 on sales of $382, and a loss of $1 on sales of $340. Mountain State has a Letter of Intent from a Fortune 500 company to lease a 25,000 square foot facility for a period of 10 years with two five year options. Construction will begin as soon as final plan approval is received from the Federal Aviation Agency. Mountain State holds a lease to operate an FBO at Morgantown Airport until December 31, 2007, with two additional five year options.

NOTE 8:  OTHER LIABILITIES

At June 30, 1995 the major components of the $3,262 balance are accrued property, payroll, and other taxes of $1,686; accrued EPA expenses of $263; accrued salaries of $141, and accrued auditing and professional fees of $117, and other general reserves of $403. At September 30, the major components of the $3,564 balance were property, payroll, and other taxes of $1,685; accrued EPA expense of $592; accrued salaries of $220; and accrued auditing and professional fees of $159.



AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 1995

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

NOTE 9:  CONTINGENT LIABILITIES

A.  Environmental Matters

The Company's business involves the storage, handling and sale of aviation fuel; and the provision of mechanical maintenance and refurbishing services which involve the use of hazardous chemicals. Accordingly, the Company is required to comply with federal, state and local regulations which have been enacted to control the discharge of material into theenvironment or otherwise relate to the proteciton of the environment. As a normal course of business, the Company from time to time discusses environmental compliance with the appropriate environmental agency.

At September 30, 1994, the Company had accrued $750 for expenses related to environmental protection, assessment and remediation matters at certain locations. At June 30, 1995, the financial statements of the Company included accruals for resolution of environmental matters in the amount of $420 based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.

The expenditures and accruals for environmental matters are specific in nature to identified situations at Company locations. The Company is presently responsible for remediation projects at three locations, none of which is presently owned. It is possible that two of these projects will be completed by the end of the current fiscal year. However, it may take additional time to receive closure permission from the appropriate EPA officials. Due to uncertainties related to estimating both elapsed correction time and the effectiveness of environemtal remediation techniques utilized to correct non-compliance situations, the Company may incur additonal costs in future periods related to these same situations.

B.  Tax Assessment

On December 19, 1994, the Company received a notice of tax due from the State of New York in the amount of $163 for a diesel motor fuels tax covering the quarter ended November 30, 1991. In March 1995 the Company received a notice of tax due in the amount of $147 for the quarter ended February 29, 1992. In June 1995 the Company received a notice of tax due in the amount of $179 for the quarter ended May 31, 1992. Additional notices are expected which could bring the total assessment in excess of $1,000. Management believes this assessment to be in error and has filed an appeal with the State of New York. A date for the hearing has not been set. The financial statements of the Company at June 30, 1995 include adequate reserves for these assessments. An expense of $220 was recorded on the income statement during the current quarter to increase reserves.

C.  Litigation

Please refer to Part II, Item 1 on Page 11 for a full discussion of current litigation matters.



PART I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations
AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                               Three Months Ended             Nine Months Ended
                                     June 30                        June 30
                               1995          1994             1995         1994

Net Sales                     100.0%            100.0%        100.0%      100.0%
Cost of Sale                   49.8              51.6          51.0        52.9
Departmental Costs             49.2              39.9          47.5        44.8
Administrative Costs           15.4              10.1          10.9        10.4
Interest Expense (Net)         21.1               4.6          15.9         5.8
Other Income/(Expense)         (7.7)             (1.1)          3.9         9.6
Net Income/(Loss)             (43.2)             (7.3)        (21.4)       (4.3)

Revenues for the three months ended June 30, 1995 declined 57% as compared to the same period for the previous year to $2,122. The decline in revenue for the nine months was 52%. These declines are the result of certain FBO sales in fiscal 1994 and 1995. In order to compare the results of continuing operations, a statement of earnings for both periods is presented below, including those three FBOs which were in operation during all of both periods, plus Mountain State Flight Services, Inc. results of operations for the quarter ended June 30, 1995.



                                        CONTINUING OPERATIONS
                                          THREE MONTHS ENDED

                             June 30,                  June 30,
                               1995           %          1994     %

Net Sales                    $ 2,122      100.0      $ 2,128     100.0

COST AND EXPENSE
Cost of Sales                  1,057       49.8        1,106      52.0
Departmental Costs             1,044       49.2          879      41.3
Administrative Costs             327       15.4          323      15.2
Interest Expense                 447       21.1          211       9.9
                                (753)     (35.5)        (391)    (18.4)

Other Income/(Expense), Net     (163)      (7.7)        (609)    (28.6)

NET (LOSS)                    $ (916)     (43.2)     $(1,000)    (47.0)


As shown above, revenues at continuing operations decreased 0.3% during the quarter ended June 30, 1995 compared to the previous year. The volume of fuel sold increased 11.6% and the resulting revenue increased 12.1%. The sales of maintenance services decreased 53% from last year.

Cost of sales decreased 2.2% as a percentage of sales in the current quarter.

Departmental costs during the current quarter increased $165 over last year, which includes a $220 increase in reserves for the New York Tax Assessment (see Note 9). Administrative costs have remained the same.

Interest expense has increased $236 as compared to the prior year as a result of interest rate increases that began in the fall of 1994.





PART I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations
AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations (Continued):


                                     CONTINUING OPERATIONS
                                        NINE MONTHS ENDED
                              June 30,                   June 30,
                                1995        %             1994        %

Net Sales                     $ 6,439     100.0         $6,336      100.0

COST AND EXPENSE
Cost of Sales                   3,272      50.8          3,358       53.0
Departmental Costs              3,126      48.5          3,079       48.6
Administrative Costs              832      12.9          1,029       16.2
Interest Expense                1,290      20.1            859       13.6
                               (2,081)    (32.3)        (1,989)     (31.4)

Other Expense, Net             $   (2)       -           $ (30)      (0.5)

NET (LOSS)                    $(2,083)    (32.3)       $(2,019)     (31.9)


Revenues at continuing operations increased 1.6% in the first nine months of fiscal 1995 compared to fiscal 1994. Fuel volume sold increased 12% and the resulting revenue increased 12.1%.

Cost of sales, as a percentage of sales, decreased 3.8%, and departmental costs increased $47 or 1.5%.

Administrative costs have been reduced by 19.1% ($185). The major reductions are legal fees ($76), directors' and auditors' fees ($121).

Interest expense has increased by $431 due to higher interest rates in the current year.




PART I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations
AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)



LIQUIDITY AND CAPITAL RESOURCES

Working capital deficiency at June 30, 1995 increased by $2,079 to $(2,653) from September 30, 1994. Current assets decreased by $2,565 due to reductions in cash of $1,300, accounts receivable of $875, and inventories of $375. Current liabilities decreased $486, resulting from decreases in accounts payable of $703, other liabilities of $302, current maturities of long term debt of $139, combined with an increase in other liabilities - affiliate of $658.

During the nine months ended June 30, 1995, the major source of cash was provided by the sale of FBOs for $973, by decreases in accounts receivable of $859, by reductions in inventory of $375, and by an increase in other liabilities - affiliate of $658. These funds were used primarily to reduce notes payable and long term debt by $399, to reduce accounts payable by $703, to increase other assets by $365, to reduce other current liabilities by $302, to purchase fixed assets of $151, and to fund the cash portion of the operating loss of $2,278.

In addition to the purchase of Mountain State Flight Services, Inc. (see Notes 5 and 7), the Company is continuing negotiations for the purchase of two additional FBOs. The Company has filed with the Federal Aviation Agency (FAA) an application for a charter certificate (FAR PART 135). However, until the Company receives its own certificate, it has formed an alliance with another company to provide charter services, for a fee, through its certificate for the two aircraft, soon to be three, that Aero is currently managing. This alliance will provide additional revenue currently, which will increase upon completion of the Company's certification by the FAA.

As previously reported, management continues to pursue additional opportunities, including those not directly related to aviation, in its effort to attain stable profitability. Management anticipates construction of a cargo facility, with a pre-committed long-term lease to a major overnight shipper, to begin in the fourth quarter of this fiscal year. In addition, management anticipates conclusion of pre-development activities, lease commitment, and cost construction commencement of at least one corporate flight facility during the first quarter of fiscal year 1996.

During June and July of 1995, the current operations have shown a significant increase in sales as compared to 1994. If this trend continues, combined with the successful conclusion of the projects discussed previously, the increased revenue may be enough to sustain operations through fiscal 1996. However, there is no guarantee of success.





PART II - OTHER INFORMATION
AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

ITEM 1. - LEGAL PROCEEDINGS

The Company is subject to several complaints filed over the last several years in different courts or administrative agencies by different individual former employees challenging the termination of their employment by the Company on a variety of grounds. These claims are encountered in the ordinary course of business, and in the opinion of management the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position in excess of what has already been recorded.
Management believes that it has established adequate reserves for all of these claims. Management also believes it has strong defenses and intends to vigorously defend its position.

In October 1992, Mary Ann Durette filed an action, individually and as executrix, in North Carolina Superior Court, Wake County, against the Company, Hess Aviation, Inc., Donald Weinhold and others seeking compensatory damages in no specified amount resulting from a fatal aircraft accident which occurred in December 1991. The co-defendants are Weinhold, the pilot of the aircraft and a related company, and Hess, the company which performed an annual inspection on the aircraft in November 1991. The pilot had brought the aircraft to the Company for service after an incident in the spring of 1991. The Company removed one engine and propeller, sent them respectively to Triad Aviation, Inc. and H & H Propeller Services for repair, and thereafter reinstalled them on the aircraft. The Company has filed third party claims against both Triad and H & H for continuation and indemnity in the event of liability. The Company believes it has strong defenses to this claim, and intends to vigorously defend its position. The matter is being handled through the Company's liability insurance carrier. Based on all information available to date, the Company believes that any amounts for which it may ultimately be determined to be liable will be covered beyond modest deductibility limits by its liability insurance policies. Management believes that the insurance companies involved are viable.

On March 9, 1995, the Company received a letter from a law firm in Tucson, Arizona notifying the Company of the intent of Don't Waste Arizona, Inc. to file a civil action against the Company for alleged violations of certain inventory filing requirements contained in the Emergency Planning and Community Right to Know Act of 1986. However, the Company anticipates an amicable resolution of this matter. Should a suit be brought, the Company intends to vigorously contest the action.

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

(DOLLAR AMOUNTS IN THOUSANDS)

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                11.1           Computation of per Share Income/Loss.

                27.0           Financial Data Schedule.

        (b)     Reports on Form 8-K:

                None







AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
EXHIBITS 11.1 - COMPUTATION OF PER SHARE LOSS


(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended
                                          June 30, 1995          June 30, 1994

Primary loss per common and common
 equivalent share
Average common shares outstanding           6,998,052            6,173,876

Net Loss                                        $(916)               $(363)

Less:
 Dividends on Series A Cumulative
  Convertible Preferred Stock                      65                   65
 Accretion of Series A Cumulative
  Convertible Preferred Stock                      11                   11

                                                $(992)               $(439)

Net Loss per Common and Common
 Equivalent Share                              $(0.14)              $(0.07)


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






AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
EXHIBITS 11.1 - COMPUTATION OF PER SHARE LOSS


(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      Nine Months Ended
                                             June 30, 1995       June 30, 1994

Primary loss per common and common
 equivalent share
Average common shares outstanding              6,998,052           5,723,327

Net Loss                                        $ (1,739)              $(724)

Less:
 Dividends on Series A Cumulative
  Convertible Preferred Stock                        194                 194
 Accretion of Series A Cumulative
  Convertible Preferred Stock                         34                  34

                                                 $(1,967)             $ (952)

Net Loss per Common and Common
 Equivalent Share                                 $(0.28)             $(0.17)


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



AERO SERVICES INTERNATIONAL, INC.
(Registrant)




                                       (Signature)
        Paul R. Slack
        Chief Accounting Officer
        and Controller




                                       (Signature)
        R. Ted Brant
        Chairman of the Board



Date:           August 11, 1995