Form 10KSB
period 1995-09-30
AERO SERVICES INTERNATIONAL INC
filed 1996-02-29
CIK 350200

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                            FORM 10-KSB

       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

Fiscal year ended September 30, 1995        Commission file number
                                                    1-10190

                Aero Services International, Inc.
      (Exact name of registrant as specified in its charter)


             Louisiana                        72-0385274
   (State or other jurisdiction             (I.R.S. Employer
 of incorporation or organization)         Identification No.)

        660 Newtown-Yardley Road
          Newtown, Pennsylvania                            18940
(Address of principal Executive offices)                (Zip Code)

                          (215) 860-5600
                  (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                               None


Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock (without par value)
                         (Title of Class)

          Series A Cumulative Convertible Preferred Stock
                        (without par value)
                         (Title of Class)

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X     No

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [X]

    State the registrant's revenues for the year ended September 30, 1995. $10,400,740

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of December 29, 1995.

    -  Common Stock (without par value)             $361,911
       (1) See Note Below

    -  Series A Cumulative Convertible
       Preferred Stock                               $12,389
       (2) See Note Below




    (1) Based upon the average bid and asked prices of the Company's Common Stock as of December 29, 1995.

    (2) Based upon the closing bid price of the Company's Series A Cumulative Convertible Preferred Stock as of December 29, 1995.

    Indicate the number of shares outstanding held by nonaffiliates of each of the Company's classes of Common Stock as of December 29, 1995:

    -   Common Stock (without par value) 3,966,147 shares.

    State the number of shares outstanding of each of the Company's classes of common equity as of December 29, 1995:

    -   Common Stock (without par value) 6,998,052 shares.

                                 PART I

Item 1.  Business

GENERAL DEVELOPMENT OF BUSINESS

    Aero Services International, Inc. and subsidiaries ("the Company" or "Aero"), founded in 1948, was incorporated in Louisiana under the name "Pan-Air Corporation". Since 1976, the Company has conducted business primarily under the name "Aero Services" and changed its name to "Aero Services International, Inc." in 1980. The Company's corporate office is located at 660 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and its telephone number is 215-860-5600.

    The Company is primarily a supplier of ground support services for general aviation aircraft at three airports located in Chicago, Illinois; New Orleans, Louisiana; and Morgantown, West Virginia, with its facilities more commonly referred to as a "Fixed Base Operation" or "FBO". At September 30, 1995 the Company operated an additional facility at Houston, Texas, but sold it in November 1995. The Company provides on demand "line services" for the general aviation fleet that includes the fueling, ground handling and storage of aircraft along with the subleasing of hangar and office space to tenants. In conjunction with its general aviation activities the Company also provides, on a contractual basis, ground support services for commercial airlines which would primarily include fueling and deicing.

    Beginning in October 1989, Triton Energy Corporation ("Triton"), who had begun purchasing shares of the Company's stock in 1987 and by April 1990 owned 1,531,905 shares of common stock, 228,540 shares of Series A preferred stock, and 250,000 shares of Series B preferred stock, began providing financial assistance to the Company by guaranteeing certain long term financing arrangements and by providing certain assurances to assist in maintaining the liquidity of the Company. During 1990 Triton expanded its support of the Company through a series of short term unsecured loans which continued into 1993, and totalled $8,700,000 at September 30, 1993. No loans were made during fiscal 1994.

    During 1990 the management of the Company developed and began implementing a business plan designed to return the Company to profitability. Included within that plan were a series of measures to reduce and control costs as well as plans to restructure and consolidate the Company, to sell or otherwise dispose of unprofitable operations and to focus the bulk of the Company's energy and resources on the remaining operations. In August 1990 the Company's Board of Directors unanimously ratified the strategy contained in the plan of the Company's management.

    The application of the business plan from August 1990 until its completion in February 1994 produced $6.7 million from the sale of 10 FBOs that were producing combined sales in excess of $18 million but were producing combined operating losses in excess of $800,000. While the business plan did not reach management's goal of returning the Company to profitability, operating losses were significantly reduced. In fiscal 1990, sales of $46 million produced an operating loss of approximately $6 million. But in fiscal 1994, sales were $21.7 million with an operating loss of $2.7 million. Losses were reduced by the sale of non-profitable facilities and by cost cutting methods applied to the remaining facilities and to corporate overhead.

    At the December 16, 1992 Board Meeting, Mr. John Pugh resigned as Chief Executive Officer of the Company, a position he had held since January 1991, effective January 1, 1993 and returned to Triton as President and Chief Executive Officer of Triton Air Holdings. At the same time, Mr. Pugh was appointed Chairman of the Company's Board of Directors by its members. The Board appointed Mr. Wallace E. Congdon as the Company's President and Chief Operating Officer also effective January 1, 1993. Mr. Congdon, a general aviation executive with more than 30 years of experience, had been the Company's Vice President, Line Services prior to his appointment. The Board elected not to fill the position of Chief Executive Officer, but instead established an Executive Committee acting in the role of Chief Executive Officer. Appointed to serve on the Executive Committee were Mr. Pugh, Mr. William Dimeling and Mr. Richard Hatchett.

    During fiscal year 1993, the Company was notified by Triton that Triton did not intend to extend financial support beyond October 1, 1993. At the same time, Triton also indicated that it did not currently intend to demand payment of any of the short term unsecured loans it had made to the Company, nor of any of the Company's other indebtedness to Triton. As of September 30, 1993 those short term amounts consisted of $8,700,000 plus accrued interest as well as guarantee fees of $2,006,000. Moreover, as of September 30, 1993 Triton purchased the Company's revolving line of credit from Whitney National Bank, in the principal amount of $6,910,000. Triton indicated to the Company that it did not intend to demand payment of any of these notes, totalling $17,616,000 within the next year, although it retained the legal right to do so.

    During fiscal 1994 Triton Energy Corporation and its subsidiary Pacific Basin Company concluded the sale of the direct notes (Triton loans), the Whitney National Bank notes acquired by Triton from Whitney, all of its common stock and a large portion of Preferred A stock to Transtech Holdings Co., Inc. (Transtech). Immediately prior to the sale Triton converted all of its Preferred B stock into 1,500,000 shares of common, which were included in the sale to Transtech.

    Transtech is a holding company owned and managed by individuals with management experience and ownership (direct and indirect) of other FBOs. Concurrently with the sale of notes and securities, three persons, John Pugh, Richard Hatchett, and Clark Van Nostrand, resigned as Directors of Aero, and R. Ted Brant, Bobby R. Adkins, and Maurice Lawruk were named directors of Aero. The new Board then elected R. Ted Brant, Chairman and Chief Executive Officer.

    At the same time, Transtech agreed to forgive a portion of the debt ($2,723,000) and further agreed to eliminate accrual of interest on the debt from Aero through November 1994, and to forebear for the three years collection of the remaining $15,610,000 of principal debt to the extent that payments would exceed 50% of the Company's available cash flow.

    The new Board then reviewed the Company's financial status and determined that the Company needed to improve its liquidity so that it would be in a position to maintain payables on a satisfactory basis and have funds available for acquisition of alternative FBOs. Accordingly, the Company sold its Scottsdale, Arizona; Richmond, Virginia; Tri-City, Michigan; and Youngstown, Ohio bases. These sales produced over $3,900,000 before expenses. In April 1995 the Company purchased 100% of the stock of Mountain State Flight Services, Inc., (Mountain State), a West Virginia corporation, for $390,000. Mountain State operates a FBO at the Morgantown, WV airport. R. Ted Brant was a shareholder and President of Mountain State.

    The regulatory environment, particularly in terms of environmental regulation, has changed dramatically over the last five to ten years for all operators in the industry. In September 1988, for example, the Environmental Protection Agency ("EPA") issued regulations for underground storage tanks ("USTs") that has had a dramatic economic affect on the industry and the Company. (See Environmental Protection on page 6.) The effective commencement date for newly installed USTs was December 22, 1988 with all USTs having to conform to the new standards by December 1998. During 1995 and 1994 the Company incurred expenses of $241,000 and $16,000, respectively, in complying with these EPA regulations. At September 30, 1995, the Company's financial statements include accruals of $490,000 to complete any known clean-up and remediation liabilities associated with complying with EPA regulations. Unfortunately, the Company is unable to pass these significant cash outlays on to the customer, accordingly the Company is unable to realize any tangible return on these cash outlays.

    The Company's independent accountants have issued a "disclaimer of opinion" on the consolidated financial statements for the year ended September 30, 1995. In their report to the Stockholders and Board of Directors of the Company on page S-2 of this Annual Report on Form 10-KSB, they cite the Company's recurring losses from operations and net capital deficiencies at September 30, 1995 as factors that raise substantial doubt about the Company's ability to continue as a going concern.

    The Company's independent accountants issued a "going concern opinion" on the consolidated financial statements and financial schedules for the year ended September 30, 1994. In their report to the Stockholders and Board of Directors of the Company they cited the Company's recurring losses from operations and deficiencies in cash flow from operations for the year ended September 30, 1994, and a net capital deficiency at September 30, 1994, as factors that raised substantial doubt about the Company's ability to continue as a going concern. The Company believes that the 1995 and 1994 financial statements have been prepared in accordance with generally accepted accounting principals applied on the basis of assuming that the Company will continue as a going concern.

    Management has decided that the best chance to maintain the viability of the Company is to sell the remaining assets and use the proceeds to pay the current liabilities. The market value of these assets is estimated to provide enough cash to accomplish this goal with any excess to be used for reinvestment. Several investment bankers have indicated an interest in financing two or three major acquisitions if this plan is successful and Transtech subordinated its debt, primarily because the Company would retain approximately $24 million of net operating loss carryforward for tax purposes. To this end, subsequent to September 30, 1995 the Company has sold its lease and purchase option at Houston's Hobby Airport and reached an agreement to participate in the ownership of a combination of two FBOs, including one owned by the Company, at New Orleans' Lakefront Airport. Also, negotiations are ongoing for the sale of the Chicago FBO. The successful completion of this plan is no guarantee that the Company can be returned to profitability or maintained as a going concern.

PRODUCTS AND SERVICES

Services

    The Company supplies ground support services to corporate and other general aviation aircraft at facilities located at four (which includes one sold subsequent to September 30, 1995) airports in the United States. The Company provides line services (including fuel sales, aircraft handling and storage, and ancillary customer services), subcontracts maintenance and repairs of aircraft, and leases hangar and office space to various tenants. The Company also provides ground support services (including fueling and deicing) to commercial airlines, air freight carriers and overnight courier services at some of its locations.

Line Services

    Line services are ground support services that facilitate the day-to-day operation of aircraft. The primary line services rendered by the Company are aircraft fueling, handling, cleaning, towing, tie-down and aircraft hangar storage. In connection with these services, the Company provides amenities for the passengers and crews of the aircraft, such as passenger and pilot lounges, flight planning assistance and weather information facilities, conference facilities, arranging of travel and hotel accommodations, aircraft catering and ground transportation.

    The Company's line service customers are primarily owners and operators of corporate aircraft, including those based at the Company's facilities and others that are transient. Although the business of providing line services is highly competitive, the Company is the only such provider at one of the airports where it maintains facilities and a significant fuel supplier at another. At one of the other locations, the Company operates one of four FBOs, and at the other, one of five.

Aircraft Maintenance and Repair

    With the sale of the facilities at Tri-City, Michigan and Youngstown, Ohio during the year ended September 30, 1995 and the subsequent sale of its Houston, Texas facility in November 1995, the Company no longer operates a major maintenance service center. Minor repairs are performed at Morgantown and all maintenance at Chicago is subcontracted to another company. New Orleans sold its avionics shop in September 1995, and there are no avionics repairs at the other facilities.

Hangar and Office Leasing

    The Company leases hangar, ramp (tie down) and office space to customers whose aircraft are based at its various facilities and to various aviation related businesses. Leases of hangar space vary in duration and are most often associated with line service customers who operate corporate and private aircraft. Office space tenants include corporate flight departments, aircraft sales and charter operations, aircraft insurance agencies, airport auto rental agencies, flight schools, and similar aviation related businesses.

Commercial Airline Services

    Commercial airline ground support services are provided to airlines and regional air carriers on a contractual basis at one Company FBO. Services provided include aircraft fueling and de-icing. In commercial airline fueling, the Company receives a fee for transporting fuel owned by the airline from a storage facility and pumping the fuel into the airline's aircraft.

SUPPLIES

    A major percentage, 56%, of the Company's sales during its last fiscal year was derived from the sale of fuel. The availability to the Company of an adequate supply of fuel, particularly jet fuel, is critical to the Company's operations. The Company purchases fuel from two suppliers, with Exxon as the major one. Management believes that the present allocations of fuel and other supplies are adequate to meet overall demand for the foreseeable future. Supplies could be interrupted, curtailed or allocated in the event of a refinery shutdown, severe weather or war.

INVENTORY

    Because of the nature of its business, the Company is not generally required to maintain large amounts of inventory to meet customer deliveries.

SEASONAL BUSINESS

    The Company's business is not seasonal other than a three month general decline in activity from mid-November until mid-February of each year due to inclement weather and holidays, both of which cause a reduction in general aviation travel.

BACKLOG

    The Company does not have a significant backlog of orders for its goods or services due to the nature of its business as a provider of goods and services on demand.

RESEARCH AND DEVELOPMENT:  NEW PRODUCTS

    The nature of the Company's business is service related with no amounts of money devoted to research and development.

ENVIRONMENTAL PROTECTION

    The Company's business involves the storage, handling and sale of aviation fuel utilizing underground storage tanks ("USTs"). Accordingly, the operations of the Company are subject to a number of federal, state and local environmental laws and regulations, which govern the use of hazardous substances, including the storage and sale of aviation fuels, and also including regulations of USTs.

    In September 1988, the Environmental Protection Agency ("EPA") issued regulations that required all newly installed USTs be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was December 22, 1988. The only USTs installed by the Company since December 22, 1988 were at the Company's former FBO located at Scottsdale, AZ which meets the new standards for USTs. Underground storage tanks in place prior to December 22, 1988 must conform to the new standards by December 1998 or be removed.

    Since the new EPA regulations were issued in September 1988 the Company has reviewed its UST situation and has developed an EPA compliance program that will systematically ensure the Company's full compliance with these new standards by December 1998.

    During 1995 and 1994, the Company incurred clean-up/remediation expenses of $241,000 and $16,000, respectively, in complying with these EPA regulations. At September 30, 1995, the Company's financial statements include accruals of $490,000 for expected future clean-up/remediation costs for existing known liabilities. While the Company believes that all EPA problems have been identified and adequately accrued for, it realizes that future substantial environmental liabilities are possible in order to remain in compliance, it does not anticipate experiencing any competitive disadvantage because the entire industry is subject to these regulations. The Company believes it has adequate reserves for its environmental liabilities. (See Notes to Consolidated Financial Statements, Note F4.)

    The Company does not presently maintain insurance covering losses associated with environmental contamination. All the states in which the Company owns or operates USTs have state operated "trust funds" which could reimburse the Company for certain clean-up costs and liabilities incurred from USTs. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on USTs or fuels purchased within each respective state. The coverages afforded by each state vary, but generally provide up to $1,000,000 for the clean-up of environmental contamination and most provide for third party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $50,000 per occurrence.

    The Company is subject to added exposure either because new situations of contamination are discovered and/or because the regulatory environment becomes more burdensome. Nonetheless, the Company has taken reasonable steps currently available to accurately estimate future expenses required by compliance with environmental regulations. Based on all information available to date, and further based on existing regulations, the Company has established sufficient accruals to meet its estimated identified obligations.

FOREIGN OPERATIONS

    The Company did not have any foreign sales during the last two fiscal years.

GOVERNMENT CONTRACTS

    The Company does not have any contracts with the Government which are subject to renegotiation of profits.

COMPETITION

    The Fixed Base Operations industry is highly competitive with approximately 4,000 FBOs nationwide. Some of the Company's competitors are highly experienced operators of networks with substantial resources, such as Signature Flight Support which competes with the Company at Midway Airport, Chicago. The nature of the business is such that the competition is not necessarily confined to the same airport but extends to other airports, due to the mobility of aircraft.

RECENT DEVELOPMENTS

    On January 1, 1993, Mr. John L. Pugh resigned his position as President and Chief Executive Officer of the Company, while remaining as a director. He was elected Chairman by the members of the Board of Directors and also of the Executive Committee of the Board, which acts as the Chief Executive Officer of the Company. Simultaneously with Mr. Pugh's resignation, the Board appointed Mr. Wallace E. Congdon, who had been serving as Vice President, Line Services, as its President and Chief Operating Officer.

    On March 4, 1993, at the Annual Shareholders Meeting, all six sitting directors were re-elected to the Board of Directors with Mr. Pugh appointed to serve as Chairman.

    Mr. Puetz and Mr. Crowell resigned as members of the Board of Directors effective April 5, 1993 and May 21, 1993, respectively, both citing personal reasons. Both Mr. Puetz and Mr. Crowell were Designated Directors. The holders of the Series A preferred stock were advised that they had the right to elect new Designated Directors to replace Messrs. Puetz and Crowell, but did not indicate an interest in doing so. Those positions therefore remained vacant until the annual meeting held May 17, 1995.

    On June 1, 1993, Wallace E. Congdon, President and Chief Operating Officer of the Company was appointed as a director to fill one of the vacancies on the Board, bringing the Board membership to five (5) members.

    On March 22, 1994, at the Annual Shareholders Meeting, John L. Pugh, William R. Dimeling, Richard J. Hatchett, III, Clark Van Nostrand, and Wallace E. Congdon were re-elected to the Board of Directors with Mr. Pugh remaining as Chairman.

    On May 20, 1994 Triton sold a major portion of its holdings in the Company to Transtech along with $15,610,000 of notes payable and $2,723,000 of accrued interest and fees due from the Company. Simultaneously, Messrs. Pugh, Hatchett, and Van Nostrand resigned as members of the Board of Directors. They were replaced by R. Ted Brant, Bobby R. Adkins, and Maurice A. Lawruk, all of whom are officers or directors of Transtech.

    On May 31, 1994 the members of the Board of Directors elected R. Ted Brant as Chairman; appointed Christopher M. Cicconi, Esquire, a partner in the law firm of Eckert, Seamans, Cherin and Mellott as Secretary of the Company; and appointed Paul R. Slack as Treasurer of the Company, in addition to his position as Controller and Chief Accounting Officer.

    On April 1, 1995 the Company purchased 100% of the outstanding stock of Mountain State Flight Services, Inc. (Mountain State), a West Virginia corporation that operates a FBO at the Morgantown, WV airport. The price of the stock was $110,000. In addition, the Company had previously made loans to Mountain State totalling $280,000 and secured by promissory notes. There was no repayment of any amount prior to the purchase.

    On May 17, 1995, at the Annual Shareholders Meeting, R. Ted Brant, Wallace E. Congdon, Maurice A. Lawruk, Bobby R. Adkins, and William R. Dimeling were re-elected to the Board of Directors, with Messrs. Brant, Congdon, and Lawruk serving as regular directors and Messrs. Adkins and Dimeling as Designated Directors.

    On November 8, 1995, the Company sold its operating lease and purchase option with Eagle Air to operate a FBO at Houston's Hobby Airport to TigerAir, a corporation formed by Wallace Congdon. The purchase price was $250,000 in the form of a promissory note. Based on the results of operation during 1995, the Company believes significant uncertainties exist as to the ability of TigerAir to generate the required cash necessary to repay the note. Therefore, the Company will elect to defer recognition of the gain on this sale. Simultaneous with the closing, Mr. Congdon resigned his positions as President, Chief Operating Officer, and Director of the Company.

    On November 20, 1995 the members of the Board of Directors elected R. Ted Brant as President and Chief Operating Officer of the Company.

    On January 30, 1996 the Company entered into an agreement with Jason IV Aviation, Inc. (Jason IV) to participate in the ownership of a combination of two FBOs at Lakefront Airport, including one that the Company owns there. Jason IV also operates at the airport. Actual details of the agreement are being worked out.

EMPLOYEES

    As of September 30, 1995, the Company had approximately 80 full-time and 12 part-time employees. None of the employees are represented by a union.

Item 2.  Properties

    The Company's corporate headquarters are located at 660 Newtown-Yardley Road in Newtown, Pennsylvania. In addition, at the time of filing of this report, the Company operates general aviation services facilities, commonly referred to as FBOs located at two (2) airports in the U.S. under terms of agreements that are combinations of leases or subleases and operating agreements between the airport operator, which may be a city, county or other public body, and the Company. The unexpired terms of the Company's FBO lease agreements are nine (9) years and twelve
(12) years.

    The Company's other principal properties are (1) leasehold improvements, such as hangars and fuel storage facilities; (2) equipment, such as tugs, ground support and other vehicles and shop equipment; and
(3) inventories of fuel, parts, and equipment. The Company considers that, in general, its physical properties (including machinery and equipment) are well maintained, in good operating condition and adequate for their purposes.

    The Company presently has operations at the following airports:

City                                     Airport

Chicago, IL                              Midway Airport
Morgantown, WV                           Morgantown Airport

    The Company's facilities at Morgantown Airport are maintained pursuant to leases by the Company from the owner and operator of the airport. The facility at Midway Airport is maintained pursuant to subleases from Beckett Aviation which is a wholly owned subsidiary of the Company. The Company generally owns the leasehold improvements, equipment, furniture and fixtures, vehicles and other property located there either directly or through Beckett.

    For further discussion the reader is referred to Footnote I - Certain FBO Matters - in the financial statements attached hereto.

Item 3.  Legal Proceedings

    The Company is subject to several complaints filed over the last several years in different courts or administrative agencies by different individual former employees challenging the termination of their employment by the Company on a variety of grounds. These claims are encountered in the ordinary course of business, and in the opinion of management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position, cash flow, and operations in excess of accruals already recorded. Management believes that it has established adequate reserves for all of these claims.

    In October 1992, Mary Ann Durette filed an action, individually and as executrix, in North Carolina Superior Court, Wake County, against the Company, Hess Aviation, Inc., Donald Weinhold and others seeking compensatory damages in no specified amount resulting from a fatal aircraft accident which occurred in December 1991. The co-defendants are Weinhold, the pilot of the aircraft and a related company, and Hess, the company which performed an annual inspection on the aircraft in November 1991. The pilot had brought the aircraft to the Company for service after an incident in the spring of 1991. The Company removed one engine and propeller, sent them respectively to Triad Aviation, Inc. and H & H Propeller Services for repair, and thereafter reinstalled them on the aircraft. The Company has filed third party claims against both Triad and H & H for contribution and indemnity in the event of liability. The Company has been defending the claims through legal counsel engaged by the Company's liability insurance carrier. In November 1995, the Company was advised by legal counsel that these claims were subject to a proposed settlement. The Company's share of the settlement is $350,000, with approximately $30,000 being uninsured. An attorney for the Company negotiated the liability in this matter down to a total of $10,000, which was paid in January 1996. The Company accrued the liability of $330,000 and has recorded a receivable from the insurance company in the amount of $320,000 at September 30, 1995.

    By letter of December 21, 1995, the Company was advised that the Company had lost, in a binding arbitration proceeding, the defense of a claim by Continental Airlines for alleged defective repairs performed by the Company. The total amount awarded to Continental Airlines is $485,858. At this point, the Company has not been officially advised as to the portion of this award that is uninsured, but the Company's insurance agent has unofficially estimated the amount to be approximately 10% of the total. At September 30, 1995 the Company has accrued $485,858 for this liability and has recorded a receivable from the insurance company of $435,858.

    On September 8, 1995, the United States District Court in Arizona entered a Consent Decree which resulted in the settlement of all claims against the Company brought by Don't Waste Arizona, Inc. The settlement arrangements, incorporated into the Consent Decree, required the payment of $10,000 by the Company.

    On December 19, 1994 the Company received its first notice of tax due from the State of New York in the amount of $163,000 for a diesel motor fuels tax resulting from an audit performed in September 1994. The first assessment covered the quarter ended November 30, 1991. The audit period covered July 1991 through November 1993, when the Company sold its facility in New York. Additional assessments for the period December 1, 1991 through August 31, 1992 have been received by the Company reflecting assessments in the additional amount of $502,000. Based on current information, it is anticipated that the total assessments for the audit period will be approximately $1,400,000. Management has authorized the Company's accountants to file appeals of all such assessments, and several such appeals are currently pending and management intends to request dismissal of these assessments. However, based upon additional research by the Company's tax accountants and discussions with representatives of New York state, the Company's management has decided to recognize the potential liability in full and the financial statements at September 30, 1995 include an accrual of $1,457,000 for these assessments.

    The Company is also exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters, as well as those discussed above or referenced elsewhere in this report, will not have a material adverse effect on the Company's financial position, cash flow, and operations in excess of what has already been recorded. Management believes that it has established adequate reserves for all of these claims.

Item 4.  Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the fiscal year ended September 30, 1995, no matters were submitted for a vote of security holders.

                                 PART II

Item 5.  Market for the Registrant's Common Stock and Related Security
Holder
         Matters.

(a)  PRICE RANGE OF COMMON STOCK

    The Company's common stock, is traded in the "pink sheets" and was also listed on the Boston Stock Exchange with the symbol AER B. However, the Company was informed by the Boston Stock Exchange by letter dated December 22, 1993 that the Company has fallen below its listing requirements. Specifically, the Company's stockholder equity is below the minimum requirement of $500,000 and the market value of public shares is also below the minimum requirement of $500,000. The Boston Stock Exchange must be notified in writing within 30 days of notification of the Company's plans to rectify these deficiencies and the time frame in which it will be accomplished. The Company responded accordingly. However, the inability to resolve these deficiencies led to the suspension of trading and the delisting of the Company on March 4, 1994.

    The following table sets forth the high and low bid prices of the common stock for the periods indicated. The bid prices represent inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                  COMMON

                                       HIGH                      LOW
Fiscal Year 1995:
  First Quarter                         .08                      .02
  Second Quarter                       1/16                      .02
  Third Quarter                         .15                      .03
  Fourth Quarter                        .15                      1/8

Fiscal Year 1994:
  First Quarter                         .08                      .01
  Second Quarter                       3/16                      .05
  Third Quarter                        3/16                     1/16
  Fourth Quarter                        1/8                     1/32


(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

    As of September 30, 1995 there were approximately 671 record holders of the Company's common stock. Included in the number of stockholders of record are stockholders who have chosen to have their shares held in "nominee" or "street" name. The Company does not know how many additional shareholders this represents.

(c)  DIVIDENDS

    The Company has not paid cash dividends on its common stock, and the Board of Directors of the Company has adopted a policy of retaining earnings, if any, for operations and the expansion of the Company's business. Therefore, the Company anticipates that it will not pay any cash dividends on its common stock in the foreseeable future. The credit facility signed in December 1989 prohibits the payment of dividends without the prior written approval of the lender. Further, cash dividends and certain other distributions on common stock are prohibited unless all accrued dividends on the preferred stock have been paid. The total dividends in arrears relating to preferred stock is $2,261,154 at September 30, 1995.

Item 6.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Overview

    The Company's business began in 1948 at a single location and expanded to 13 airports by 1984. In 1985 the Company purchased Beckett Aviation, which added nine more facilities. Through sales and closures of certain locations, the number has been reduced to four at September 30, 1995. One additional location was sold in November 1995.
                                        Number of FBOs
At September 30, 1993                         10
Sold during fiscal 1994                       (5)

At September 30, 1994                          5
Sold during fiscal 1995                       (2)
Purchased during fiscal 1995                   1

At September 30, 1995                          4

Results of Operations

    The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated.


                                                   YEAR ENDED
                                                  SEPTEMBER 30,

                                                1995         1994

Net Sales                                      100.0%       100.0%
Cost of Sales                                   51.2         53.5
Departmental costs                              48.7         42.1
Administrative costs                             8.0          7.8
Interest expense                                16.7          7.0
Environmental Protection and
  remediation cost                                -           0.1
Litigation costs, settlements,
  and other assessments                          2.2          1.9
Gain on sale of FBO operations                   2.8         11.4
Other expense                                   11.3          0.7
Net loss                                       (35.3)        (1.7)


For a basis of comparison, the results of operations of the four remaining facilities at September 30, 1995 are presented for the years ended September 30, 1995 and September 30, 1994. The results at Morgantown are shown from the acquisition date of April 1, 1995.


                              September 30, 1995

                         (Dollar amounts in thousands)

                            CHICAGO     HOUSTON   NEW ORLEANS  MORGANTOWN

NET SALES                    $4,476      $1,681        $2,108        $439

COST AND EXPENSE
Cost of Sales                 1,944       1,044         1,191         256
Departmental Costs            1,618         893           722         188
Administrative Costs            179          84            73          24
Interest Expense                159           -             -           1
EPA                               2           -             -           -
Litigation Costs                 12          22             7           3
                                562        (362)          115         (33)
Other Income/(Expense)            6         (12)           48          17

Net Income/(Loss)            $  568      $ (374)       $  163        $(16)

                              September 30, 1994
                         (Dollar amounts in thousands)


                           CHICAGO      HOUSTON   NEW ORLEANS  MORGANTOWN

NET SALES                   $3,745       $1,979        $2,639          N/A

COST AND EXPENSE
Cost of Sales                1,656        1,286         1,514
Departmental Costs           1,484          560           797
Administrative Costs           178           50            81
Interest Expense               123            -             -
Litigation Costs                16           18             4
                               288           65           243
Other Income/(Expense)          (9)          (1)            -

Net Income/(Loss)           $  279          $64        $  243          N/A


Comparison of the Years Ended September 30, 1995 and 1994

     Sales for the year ended September 30, 1995 decreased by $11,328,000 compared to 1994. The combined sales of Chicago, Houston, and New Orleans, the only FBOs to operate during all of both years, declined $98,000 to $8,265,000. Morgantown, purchased during 1995, produced $439,000 of sales. Therefore, the result of seven facilities being sold during 1994 and 1995 caused a reduction of $11,669,000 in sales.

     Cost of sales at continuing operations decreased from 53.3% in fiscal 1994 to 50.6% in fiscal 1995. With Morgantown included, the fiscal 1995 percentage increases to 51.0%.

     Departmental costs at continuing operations (including corporate) increased $438,000 (15.0%) and the purchase of Mountain State in fiscal 1995 added another $188,000. However, the sales of FBOs reduced expenses in 1995 by $4,731,000 for a net decrease of $4,105,000 as compared to fiscal 1994. These expenses increased $333,000 at Houston because for half of the fiscal year the Company was paying rent and utilities at two facilities until repairs were completed on the new FBO and the maintenance shop moved into the new facility. The repairs alone accounted for $99,000 of the increase. An additional EPA accrual of $237,000 added to the increase.

     Administrative costs decreased $850,000 with $643,000 the result of facility sales. Corporate administrative costs were reduced by $257,000 (41.2%), with the major reduction ($160,000) in director's and auditing fees. This reduction was offset by $27,000 of increases at other locations, primarily Houston. Administrative costs at Morgantown were $24,000.

     Interest expense due to Transtech increased by $315,000 (26.2%) due entirely to rate increases. The interest rates on those notes are based on prime. Other interest expense decreased by $98,000, primarily the result of debt reduction of $774,000. The net effect was an increase of $217,000 of expense. The Company paid Transtech $809,000 of interest during fiscal 1995.

     The Company does not presently maintain insurance covering losses associated with environmental contamination. All the states in which the Company owns or operates USTs have state operated "trust funds" which could reimburse the Company for certain clean-up costs and liabilities incurred from USTs. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on USTs or fuels purchased within each respective state. The coverages afforded by each state vary, but generally provide up to $1,000,000 for the clean-up of environmental contamination and most provide for third party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $50,000 per occurrence.

     The Company accrued an additional $237,000 for EPA remediation projects during fiscal year 1995. Only $4,000 of expenses were recorded during the year for items such as removal of used oil. At September 30, 1995 the financial statements of the Company included accruals for the resolution of environmental matters in the amount of $490,000.

     The Company incurred legal expenses of $229,000 a reduction of 42.6% from fiscal 1994.

     On December 19, 1994 the Company received its first notice of tax due from the State of New York in the amount of $163,000 for a diesel motor fuels tax resulting from an audit performed in September 1994. The first assessment covered the quarter ended November 30, 1991. The audit period covered July 1991 through November 1993, when the Company sold its facility in New York. Additional assessments for the period December 1, 1991 through August 31, 1992 have been received by the Company reflecting assessments in the additional amount of $502,000. Based on current information, it is anticipated that the total assessments for the audit period will be approximately $1,400,000. Management has authorized the Company's accountants to file appeals of all such assessments, and several such appeals are currently pending and management intends to request dismissal of these assessments. However, based upon additional research by the Company's tax accountants and discussions with representatives of New York state, the Company's management has decided to recognize the potential liability in full and the financial statements at September 30, 1995 include an accrual of $1,457,000 for these assessments. The additional $793,022 above the assessments received was calculated based on actual gallons sold during the period plus estimated penalty and interest. The Consolidated Statement of Operations (Page S-5) for 1995 includes an additional expense of $1,142,645, net of the reversal of excess reserves, in the category of Other Income/Expense for this issue.

     The fixed base operations industry is highly competitive particularly regarding fuel pricing. The flying range of business aircraft allows pilots considerable discretion in selecting locations to purchase fuel.
As a consequence, the Company expends considerable effort in tracking competitive pricing situations on a regular basis both at airports where the Company operates facilities and other airports that are deemed to represent competitive situations. Due to these competitive pressures the Company is not always able to pass cost increases on to its customers (see Pages 7 through 9, Competition and Properties).

Comparison of the Years Ended September 30, 1994 and 1993

     Sales for the year ended September 30, 1994 decreased by $14,416,000 as compared to the previous year. The majority of the decrease is the result of four facilities being sold during the first half of the current year and one being sold in the fourth quarter of fiscal year 1993. Comparing only continuing operations, including Richmond and Scottsdale which were sold in September 1994, sales decreased $1,227,000 (5.7%). 83% of that decrease is attributable to decreased maintenance sales at two locations. Another 10% ($123,000) is due to a 3.4% decrease in gallons of fuel sold, all of which occurred at Richmond and Scottsdale.

     Cost of sales at continuing operations was reduced from 55.5% in fiscal 1993 to 53.9% in fiscal 1994.

     Departmental costs decreased $6,385,000 from fiscal 1993, with $5,902,000 being the result of facility sales. Departmental costs at continuing operations decreased $483,000 (7.9%) from $9,146,000 to $8,580,000. A reduction of $823,000 in payroll, benefits, and incentives was offset by increases in insurance of $88,000, real estate taxes of $74,000, equipment rental of $65,000, and maintenance and repairs of $30,000.

     Administrative costs decreased $773,000 from fiscal 1993, with $552,000 being the result of facility sales. At continuing operations administrative costs were reduced by $221,000 (12.2%). Reductions in travel and entertainment of $170,000, directors and auditors fees of $71,000, professional fees of $52,000, telephone expenses of $47,000, and depreciation of $21,000, were offset by increases in bad debts of $68,000, promotion of $28,000, training of $15,000 and by a reduction of $29,000 in recovery of bad debt.

     Interest expense decreased $350,000 (18.7%) in fiscal 1994. The primary reasons for the lower expense were the elimination of guarantee fees accrued to Triton beginning October 1, 1993 ($143,000) and the pay-off of the $2.8 million note due Union Bank in November 1993, ($168,000).

     The Company continues to accrue interest on the Triton/Transtech loans but has not paid any amounts as of September 30, 1994.

     The Company does not presently maintain insurance covering losses associated with environmental contamination, although insurance coverage will be obtained wherever possible. In addition, all the states in which the Company owns or operates USTs have state operated "trust funds" which could reimburse the Company for certain clean-up costs and liabilities incurred from USTs. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on USTs or fuels purchased within each respective state. The coverages afforded by each state vary, but generally provide up to $1,000,000 for the clean-up of environmental contamination and most provide for third party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $50,000 per occurrence.

     Only routine expenses of $16,000 were incurred for such items as annual tank testing and fees for removal of used oil. At September 30, 1994 the financial statements of the Company included accruals for the resolution of environmental matters in the amount of $750,000. Approximately $500,000, which was previously accrued, was paid during the year for ongoing remediation projects at various locations.

     The Company incurred legal expenses of $399,000 during fiscal 1994, with much of that amount due to the sales of facilities. Only one settlement of a lawsuit was reached during the year, which required an accrual of $18,000.

     In fiscal year 1994, the Company became subject to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company had not elected early adoption. The impact of implementing FAS 109 did not have a material effect on the financial statements.

Liquidity and Capital Resources

     Working capital deficiency increased by $3,671,000 to ($4,245,000) at September 30, 1995, because current assets were reduced by $2,513,000 and current liabilities increased by $1,158,000. Cash decreased $1,951,000, total receivables decreased $181,000, inventories decreased $279,000 and prepaid expenses decreased $102,000. Payroll, property, and other taxes increased $1,350,000, a result of the additional $1,458,000 accrual for the New York State tax assessment reduced by the reversal of some overaccrued estimates in other areas. Accrued expenses-affiliate increased by $524,000, the amount of unpaid interest due Transtech. Other accrued expenses increased $409,000. These increases in current liabilities were offset by decreases in the current maturities of long term debt ($139,000), accounts payable ($645,000), and accrued EPA liabilities ($342,000). Additional details are contained on pages S-7 and S-8 of the financial statements, Consolidated Statements of Cash Flows.

     In May 1994, Transtech Holding Company, Inc. purchased the Company debt from Triton consisting of the Whitney Bank loan and the promissory notes together with accrued interest and guarantee fees which totaled $18,333,000. Transtech then forgave the accrued interest and fees of $2,723,000, which was recorded as additional paid-in capital. Transtech also entered into an agreement with the Company to forebear for three years the collection of the remaining $15,610,000 of principal to the extent that payments would exceed 50% of the Company's available cash flow, and to eliminate the accrual of interest on that debt for a period of six months. Also in May, Transtech made available to the Company a $300,000 line of credit which was then drawn in full. The Company repaid the line of credit in full in September 1994, and advanced $45,000 to Transtech. This amount was deducted from a December 1995 interest payment.

     In addition, in consideration for the extension of credit and debt forgiveness and restructuring, the Company granted to Exxon (who had financed Transtech's acquisition of the Company's Common and Series A stock) a mortgage on the Company's leasehold interests at Tri-City Airport, Freeland, MI. The Company also entered into agreements with Exxon whereby Exxon will supply fuel to the Company at its locations at Chicago (Midway), IL; Freeland, MI; Scottsdale, AZ, and Youngstown, OH.
In July 1994, the Company was named by Avfuel Corporation as a cross defendant in an action commenced against Triton, claiming that the Company was contractually obligated to purchase from Avfuel all of its aviation fuel requirements. A settlement agreement was reached in September 1994 resulting in Avfuel continuing to supply fuel at Tri-City, MI, and cancellation of Exxon's fuel agreement there. Also, Exxon agreed to the release of the mortgage on the leasehold interest at Tri-City. The Company sold to Avfuel the Company's facility at Tri-City Airport in December 1994.

     Simultaneously with the sale of Triton's equity, three members of the Company's Board of Directors resigned, and were replaced by three individuals affiliated with Transtech. The reorganized board developed a plan that would require additional facilities sales with the majority of the net proceeds being used to purchase other FBO's or companies that were generating income and positive cash flow. This new plan differed from that of the previous Board of Directors, whose plan of operation was to sell non-profitable facilities and use the proceeds to fund current operations and pay off debt. Accordingly, the Company sold its facilities at Scottsdale, AZ, and Richmond, VA in September 1994 and its Tri-City, MI facility in late December 1994. These sales produced $3,350,000 before expenses. With the exception of the acquisition of Mountain State Flight Services Inc., the Company has not been successful in its attempts to locate and acquire other FBO's that will provide the cash flow required to fund operations. As a result proceeds from the sales have been used to fund current operations and to pay down prior accrued liabilities, such as EPA.

     The lease between Mountain State Flight Services and the City of Morgantown, WV requires that the lessee submit plans to invest $700,000 in new construction on the leased premises if the average gross receipts match or exceed $225,000 per month, for a consecutive four month period. Such plans to be submitted within 90 days of the end of the four month period. Since sales totaled $439,000 for the six months ended September 30, 1995, management does not foresee any such investment being mandated in the near future.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

     At September 30, 1995 and 1994, respectively, the Company had a working capital deficiency of $4,245,000 and $574,000, stockholder's deficit of $26,920,000 and $22,951,000, and had incurred a net loss of $3,666,000 and $372,000 for the years then ended. The Company's independent accountants issued a "disclaimer of opinion: on the consolidated financial statements for the year ended September 30, 1995 and a "going concern opinion" on the consolidated financial statements for the year ended September 30, 1994. They cited, in their report to the stockholders and Board of Directors of the Company, the recurring losses from operations and deficiencies in cash flow from operations for the years ended September 30, 1995 and 1994, and a net capital deficiency at September 30, 1995 and 1994 as factors that raised substantial doubt about the Company's ability to continue as a going concern.

     Management has decided that the best chance to maintain the viability of the Company is to sell the remaining assets and use the proceeds to pay the current liabilities. The market value of these assets is estimated to provide enough cash to accomplish this goal and remaining for reinvestment. Several investment bankers have indicated an interest in financing two or three major acquisitions if this plan is successful and Transtech subordinated its debt, primarily because the Company would retain approximately $24 million of net operating loss carryforward for tax purposes. To this end, subsequent to September 30, 1995 the Company has sold its lease and purchase option at Houston's Hobby Airport reached an agreement to participate in the ownership of a combination of two FBOs, including one owned by the Company, at New Orleans' Lakefront Airport. Also, negotiations are ongoing for the sale of the Chicago FBO. The successful completion of this plan is no guarantee that the Company can be returned to profitability or maintained as a going concern.

     The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company has not paid cash dividends on its common stock, and the Board of Directors of the Company has adopted a policy of retaining earnings, if any, for operations, resolution of liabilities and the reduction of borrowing. Therefore, the Company anticipates that it will not pay any cash dividends on its common stock in the foreseeable future. The credit facility signed in December 1989 prohibits the payment of dividends without the prior written approval of the lender (Transtech). Further, cash dividends and certain other distributions on common stock are prohibited unless all accrued dividends on the preferred stock have been paid. Dividends in arrears are $2,261,154 at September 30, 1995.

Future Events Likely To Have Material Impact on the Relationship Between Costs and Revenues

     The Company has sold certain of its FBOs over the last five years. Also, the Company relinquished potential EPA liabilities at one location. These sales will result in lower revenues not necessarily accompanied by a proportional decrease in costs, particularly general and administrative costs, many of which are relatively fixed and do not vary as a direct function of sales volume. However, the sale of the Company's facility at Houston in November 1995 eliminates the last major maintenance operation. Since maintenance sales have a higher cost of sales percentage, future results of operation may produce a cost of sales that is estimated to be four to five percent lower than that produced in fiscal 1995.

Impact of Inflation

     The Company does not believe that inflation has had any material impact upon its business or operations as the Company has generally been successful in passing along normal inflationary increases in costs to its customers. Unusual or excessively large increases in fuel could also be passed along, subject to certain competitive situations, but overall demand would likely be reduced.


Item 7.  Financial Statements

     The response to this item is submitted as a separate section of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 9.  Directors and Executive Officers of the Company

     The Executive Officers and Directors of the Company are as follows:

        Name                          Age            Position

R. Ted Brant (1)(4)                    49            Chairman of the
                                                     Board of Directors
                                                     and Director

William R. Dimeling (1)(2)             54            Director


Maurice A. Lawruk (2)                  63            Director


Bobby R. Adkins                        49            Director


Wallace E. Congdon (1)(3)              68            President and Chief
                                                     Operating Officer and
                                                     Director

Paul R. Slack                          55            Chief Accounting Officer,
                                                     Controller, Treasurer and
                                                     Assistant Secretary




(1)  Member of the Human Resources Committee

(2)  Member of the Audit Committee

(3)  Resigned as President and Director November 8, 1995

(4) Elected by the Board to be President and Chief Operating Officer on November 20, 1995


     Except for directors elected by the Board to fill vacancies, all of the directors are elected at the Annual Meeting and hold office for a period of one year or until successors are elected and qualified. All of the above named directors were elected at the May 17, 1995 Annual
Shareholders Meeting.





     The officers of the Company are the Chief Operating Officer, President, Secretary, Chief Accounting Officer, Treasurer, and such other Vice Presidents as are elected by the Board. All of the officers are elected by the Board and serve at the pleasure of the Board.

     R. Ted Brant was elected to the Board of Directors on May 20, 1994 and was appointed Chairman and Chief Executive Officer on May 31, 1994 to replace Mr. John Pugh, who resigned. Mr. Brant has been a director and Vice Chairman of Piedmont Aviation Services, Inc. since 1992 and President and Chief Executive Officer of Valley Air Services, Inc., a position he has held since Valley's inception. Mr. Brant has experience in industrial, construction, and engineering management and holds a B.S. degree in Mechanical Engineering from West Virginia University. Mr. Brant holds a pilot license. On November 20, 1995, Mr. Brant was elected President of the Company by the Board to replace Wallace Congdon, who resigned.

     Bobby R. Adkins was elected to the Board of Directors on May 20, 1994. Mr. Adkins is Vice President Operations of Transtech Holding Company, Inc. and of Transportech Corporation, and has served as Secretary and Treasurer of Valley Air Services, Inc. since 1989. Mr. Adkins holds Associate degrees in Accounting, Business Administration, and Law Enforcement, and is a licensed commercial pilot and certified flight instructor.

     Maurice A. Lawruk was elected to the Board of Directors on May 20, 1994. Mr. Lawruk is Vice President of Valley Air Services, Inc., and is on the Board of Directors of Transtech Holding Company, Inc. and Piedmont Aviation Services, Inc. Mr. Lawruk also serves as Chairman of the construction company which he founded in 1967. Mr. Lawruk previously served for eight years on the Pennsylvania Industrial Development Authority.

     William R. Dimeling was initially elected to the Board of Directors in April, 1987. As a member of the Board, he also serves as a member of the Human Resources, Audit, Executive, and Independent Directors Committees. Since 1983, he has been a partner in the investment firm of Dimeling, Schreiber and Park in Philadelphia, Pennsylvania. From 1976 through 1983, Mr. Dimeling served as Executive Vice President of Reading Company. Mr. Dimeling presently serves as a director and the Chairman of the Board of Guaranty Bancshares Corporation.

     Wallace E. Congdon was appointed President by the Board effective January 1, 1993 and subsequently, elected to the Board on June 1, 1993.
As a member of the Board, he also served on the Extraordinary Transactions Committee. Mr. Congdon joined the Company in December 1987 as General Manager of the Chicago FBO. In August 1988, he was elected as Vice President of Facilities and Line Services. Before joining Aero, Mr. Congdon owned his own company, Congdon Airmotive in Atlanta, Georgia. On November 8, 1995 Mr. Congdon resigned as President and as a member of the Board simultaneously with his purchase of the Company's facility at Houston's Hobby Airport.

     Paul R. Slack joined the Company in December 1987 as Senior Internal Auditor and was named Controller in May 1989. In February 1991, the Board named Mr. Slack as Chief Accounting Officer and Controller. Subsequently, in November 1991 Mr. Slack was named Assistant Secretary of the Company. In May 1994, he was named Treasurer in addition to his other offices.
From 1981 until joining the Company, Mr. Slack was Senior Tax Accountant for the accounting firm Gilbert and Gilbert in Newtown, Pennsylvania. Previously he served as Controller of Delta Truck Body, Inc. in Montgomeryville, Pennsylvania.





Item 10.  Executive Compensation

CASH COMPENSATION

     The following table shows the cash compensation paid to or accrued to, or for the benefit of, each of the executive officers of the Company whose aggregate compensation exceeded $100,000 per annum for services rendered to the Company during the year ended September 30, 1995:

I.   SUMMARY COMPENSATION TABLE

                                          Annual Compensation       All Other
Name and Principal Position        Year     Salary    Bonus       Compensation
                                              ($)      ($)             ($)

R. Ted Brant, Chairman             1995      6,000        -             -
of the Board of Directors          1994          -        -             -
and Chief Executive Officer (a)

Wallace E. Congdon,                1995     80,100        -             -
President and Chief                1994     79,038        -            8 (b)
Operating Officer (c)              1993     87,750   16,945            8 (b)



(a)  Appointed by the Board of Directors in May 1994.

(b)  Company contribution to 401(k) retirement plan.

(c)  Resigned from the Company in November 1995.


COMPENSATION OF DIRECTORS

     From October 1993 through May 1994, Directors, excluding those who were also officers or employees of the Company, were eligible to receive $15,000 annually plus $1,000 per meeting attended as compensation for their services as Directors. At the May 31, 1994 meeting the Board suspended indefinitely any compensation for Directors, excluding the one remaining Director who had been receiving compensation under the previous arrangement.



III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

             Aggregate Option/SAR Exercises in Last Fiscal Year, & FY-End Option/SAR Value

                                                                                    Value of Unexercised
                                                        Number of Unexercised           In-the-Money
                                                     Options/SARs at FY-End (3)      Options/SARs at FY-
End (1)

                       Shares Acquired       Value          Exercisable/                Exercisable/
Name                   on Exercise (#)     Realized         Unexercisable                Unexercisable

R. Ted Brant                 -0-              -0-                0/                        $0.00/
Chairman, Board                                                    0                        $0.00
of Directors

Larry A. Ulrich (2)          -0-              -0-             120,000/                     $0.00/ (3)
                                                                  0                         $0.00

Wallace E. Congdon           -0-              -0-              50,000/                     $0.00/
President and Chief                                               0                         $0.00
Operating Officer


1.   Market value of underlying securities at exercise, minus the exercise or base price.  "Spread"
     calculated by subtracting the exercise or base price ($.1410) from the bid price of underlying securities ($.0625) as of the fiscal year-end.

2.   On April 1, 1994, Mr. Ulrich resigned as Vice President, Marketing and entered into a one year consulting agreement with the Company.

3.   Mr. Ulrich was granted 20,000 at an exercise price per share of $2.50 and 100,000 shares at an exercise price per share of $.83750.




Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following tables set forth, as of December 1, 1995, except as otherwise indicated, information with respect to stock ownership of (i) each Director of the Company, (ii) each person known by the Company to own beneficially more than 5 percent of the shares of the Company's outstanding Common Stock, (iii) each person known to the Company to own beneficially more than 5 percent of the shares of the Company's outstanding Series A preferred stock, and (iv) all officers and directors of the Company as a group. This information has been provided to the Company by the persons named below.




                                                       Amount of
                           Amount and                  Nature of
                            Nature of      Percent    Beneficial  Percent of
                           Beneficial     of class     Ownership   Class of
Name and                    Ownership        of       of Series A  Series A
Address of                  of Common      Common      Preferred   Preferred
Beneficial Owner            Stock (1)       Stock      Stock (1)   Stock (2)

Transtech Holding
Company, Inc.           3,407,693 (3)      42.2%       93,947        34.9%
1331 12th Avenue
Suite 109
Gables Office Complex
Altoona, PA 16601

Triton Energy Corp.       538,372 (4)       6.7%      134,593        50.0%
Including
Pacific Basin Company
6688 N. Central Exp.
Suite 1400
Dallas, TX 75206

Robert L. Starer        1,001,000 (5)      12.0%
6555 Skyline Drive
Delray Beach, FL

John F. Bricker           401,038           5.7%
826 Union Street
Suite 300
New Orleans, LA

F. P. Quinn Trading Co.   114,500 (6)       1.4%       28,625        10.6%
401 S. LaSalle Street
Suite #701
Chicago, IL 60605

William R. Dimeling         4,000 (7)          *        1,000         0.4%
9100 Crefield Street
Philadelphia, PA 19118

Alinco S.A.               327,990 (8)       4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Cesamar, S.A.             327,990 (8)       4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Project Bond Limited      327,990 (8)       4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

All Directors and          74,000 (9)          *
Officers as a group

*Less than 1%

(1) Except as otherwise noted, the shareholders listed exercise sole voting and investment power, subject to the community property laws where applicable.

(2) On or about June 30, 1988, the Series A preferred stockholders became entitled (pursuant to the articles of incorporation of the Company), voting separately as a class, to elect two (2) directors, to serve on the Board in designated positions (the "Designated Positions") as a result of the Company's failure to pay six quarterly dividends on the Series A preferred stock. Under the articles of incorporation, the holders of Series A preferred stock cannot vote with common stockholders for the election of the Company's regular directors while entitled to elect directors to serve in the designated positions.

(3) Does not include voting rights shared with Triton Energy Corp. of 134,593 shares of Preferred A which are convertible into 538,372 shares of common. Triton has appointed Transtech as proxy to vote these shares until May 20,1997, subject to certain restrictions.

(4) Includes 134,593 shares of Preferred A with voting rights shared with Transtech Holding Company, Inc. which is convertible into 538,372 shares of common. Triton has appointed Transtech as proxy to vote these shares until May 20, 1997, subject to certain restrictions.

(5) Represents 1,000,000 shares of common stock that Mr. Starer has a right to acquire pursuant to stock options, and 1,000 shares of common stock acquired by Mr. Starer in open market purchases.

(6) Based upon information filed with the SEC by F.P. Quinn Trading Company on Schedule 13G.

(7) Represents 4,000 shares of common stock which Mr. Dimeling currently has the right to acquire upon the conversion of 1,000 shares of Series A preferred stock.

(8) Alinco S.A., Cesamar, S.A., and Project Bond Limited consider themselves a "group" within the meaning of SEC Rule 13d.

(9) Includes conversion rights of Mr. Dimeling, and outstanding vested stock options (60,000). Does not include stock and conversion rights owned by Triton. This amount does not include common stock owned by Transtech, whose principal owners include Ted Brant, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Maurice Lawruk and Bob Adkins, both directors of the Company.

Item 12.  Certain Relationships and Related Transactions.

EMPLOYMENT CONTRACTS

    The Company entered into an employment agreement with Larry A. Ulrich dated August 9, 1989, for Mr. Ulrich to serve as Chief Operating Officer of the Company. On September 6, 1989 Mr. Ulrich was also appointed President of the Company by the Board. The agreement ran for an initial term of three (3) years, and month to month thereafter. Under the terms of the agreement, Mr. Ulrich's salary was to be determined by the Board of Directors based on achievement of certain objectives. If the Company opted to terminate the agreement for any reason other than cause or misconduct, the agreement called for a severance payment of $100,000 if termination was within the first two years of employment, or $75,000 if termination was after the second year of employment. The agreement also called for the vesting of stock appreciation rights at the rate of 10,000 shares per quarter for every quarter of employment, up to 120,000 shares, and at an option price determined by the price of the stock on September 6, 1989 and March 31, 1990. 20,000 shares expire in September 1999, and 100,000 expire in March 2000. On January 14, 1992, Mr. Ulrich resigned his position as President and Chief Operating Officer. Simultaneously, the Board of Directors appointed Mr. Ulrich to the position of Vice President, Marketing. The employment agreement was amended, Mr. Ulrich's salary was reduced and the provision that his salary would be based on achievement of certain objectives was eliminated. On April 1, 1994 Mr. Ulrich entered into an agreement with the Company, whereby he would resign his employment with the Company and provide consulting services to the Company for a period of up to 12 months beginning that date for a monthly fee of $3,333.33. In addition, the Company agreed to pay $45,000 of severance remaining against the $75,000 called for in the amended agreement ($30,000 having been paid previously). The severance was to be paid over 12 months in 26 equal bi-weekly installments, less necessary withholding and deductions. At April 1, 1994 Mr. Ulrich owed the Company $15,728 principal on a loan plus accrued interest of $3,456. The agreement called for repayment of the loan by the Company withholding $1,650 from each monthly payment of the consulting fee. The consulting agreement was not renewed in 1995, and Mr. Ulrich was paid his severance, less the loan due the Company, during the term of the agreement.

RELATED TRANSACTIONS

    During December 1989 the Company entered into an amended and restated loan agreement totalling $7,210,000 with Whitney National Bank, its principal bank. Triton, the Company's then principal shareholder, agreed to guarantee the repayment of this loan. The Company agreed to compensate Triton for its guarantee. On September 30, 1993, Triton purchased the loan agreement from Whitney Bank with a principal balance due of $6,910,000. As of that date, the Company had accrued $497,000 in guarantee fees to Triton, none of which was paid. This amount was included in the sale to Transtech and was subsequently forgiven as described below.

    Beginning in May, 1990, Triton made cash advances to the Company at the prime rate plus 2% pursuant to promissory notes authorized by the Company's Board. As of May 1994, advances by Triton to the Company totalled $8,700,000, plus accrued interest of $2,226,000.

    In May 1994, Transtech Holding Company, Inc. purchased the Company debt from Triton consisting of the Whitney Bank loan and the promissory notes together with accrued interest and guarantee fees which totaled $18,333,000. Transtech then forgave the accrued interest and fees of $2,723,000, which was recorded as additional paid-in capital. Transtech also entered into an agreement with the Company to forebear for three years the collection of the remaining $15,610,000 of principal to the extent that payments would exceed 50% of the Company's available cash flow, and to eliminate the accrual of interest on that debt for a period of six months. Also in May, Transtech made available to the Company a $300,000 line of credit which was then drawn in full. The Company repaid the line of credit in full in September 1994.

    In addition, in consideration for the extension of credit and debt forgiveness and restructuring, the Company granted to Exxon (who had financed Transtech's acquisition of the Company's Common and Series A stock) a mortgage on the Company's leasehold interests at Tri-City Airport, Freeland, MI. The Company also entered into agreements with Exxon whereby Exxon will supply fuel to the Company at its locations at Chicago (Midway), IL; Freeland, MI; Scottsdale, AZ, and Youngstown, OH.
In July 1994, the Company was named by Avfuel Corporation as a cross defendant in an action commenced against Triton, claiming that the Company was contractually obligated to purchase from Avfuel all of its aviation fuel requirements. A settlement agreement was reached in September 1994 resulting in Avfuel continuing to supply fuel at Tri-City, MI, and cancellation of Exxon's fuel agreement there. Also, Exxon agreed to the release of the mortgage on the leasehold interest at Tri-City, which the Company sold to Avfuel in December 1994.

    In August 1994, the Company entered into an agreement with Transtech to provide accounting services to three fixed based operations, reduced to two in April 1995, that were owned or controlled by Transtech. The agreement provided for a monthly fee of twenty-six hundred dollars, reduced to eighteen hundred in April 1995. Through September 30, 1995, the Company has billed Transtech $43,000 of which $14,000 had been paid. The balance of $29,000 was paid in November 1995.

    On October 20, 1989, the Company made a loan to Larry A. Ulrich, President and Chief Operating Officer. The loan was pursuant to the contract of employment between Mr. Ulrich and the Company dated August 9, 1989 and was in the amount of $50,000 plus interest at the prime rate as of the date of the loan. The loan, plus interest, could be repaid as a set-off against future severance payments that could be due to Mr. Ulrich pursuant to his contract. In January 1991, $25,000 of amounts due for 1990 incentive payments was offset against accrued interest and principal. In February 1992, an incentive payment of $19,363 was offset against accrued interest and principal. On April 1, 1994, payments of $1,650 per month were being applied against the principal amount. (See Employment Contracts, page 26). At September 30, 1995, the loan balance and accrued interest had been paid in full.

    On April 1, 1995, the Company purchased 100% of the outstanding stock of Mountain State Flight Services, Inc., a West Virginia corporation for $390,000. Eighty percent of the stock was owned by Valley Air Services, Inc., whose officers include R. Ted Brant, President and Chief Executive Officer; Maurice A. Lawruk, Vice President; and Bobby R. Adkins, Secretary/Treasurer. In addition, Mr. Brant and Mr. Lawruk each owned personally 7.5% of the stock, and Mr. Adkins owned 2%.

    On November 8, 1995 the Company assigned its interest in the sublease and purchase option agreement at Houston's Hobby Airport, together with fixed assets situated at the facility, to TigerAir, Inc., a Texas corporation formed by Wallace E. Congdon, the then President of the Company. In consideration of the assignment, TigerAir paid $250,000 in the form of a non-interest bearing promissory note. Effective as of the closing, Mr. Congdon resigned as President and as a Director of the Company.

    On May 31, 1994 the Board of Directors appointed Christopher M. Cicconi, Esquire as the Company's Corporate Secretary. They also selected the law firm of Eckert Seamans Cherin & Mellott, of which Mr. Cicconi is a partner, as the Company's chief legal counsel. During fiscal 1994, the Company was billed $75,705 for legal services by Mr. Cicconi's firm. During fiscal 1995, the Company was billed an additional $179,360 for legal services. At September 30, 1995 the Company had outstanding amounts due Eckert Seamans Cherin & Mellott of $30,063.

                                 PART IV

Item 13.  Exhibits and Reports on Form 8-K.

      (a) Exhibits.  See Index of Exhibits annexed hereto.

      (b) Reports on Form 8-K.  None.




                               SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                         AERO SERVICES INTERNATIONAL, INC.



February 27, 1996              BY:      R. Ted Brant

                                        Chairman of the Board of
                                        Directors and Director





February 27, 1996              BY:      Paul R. Slack

                                        Chief Accounting Officer
                                        and Controller.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons in the capacities and on the dates indicated.




    Signature                  Title               Date



R. Ted Brant                   Chairman of the      February 27, 1996

                               Board and
                               Director



William R. Dimeling            Director             February 27, 1996




Maurice A. Lawruk              Director             February 27, 1996




Bobby R. Adkins                Director             February 27, 1996














Those Directors above so indicated have signed the original of this document which is on file with Company.


                               INDEX OF EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

                                                                        Seq.
Page No.


(3.1)        Amended and Restated Articles of Incorporation (1)         *
(3.2)        By-laws (1)                                                *
(3.3)        First Amendment to the Amended and Restated
             Articles of Incorporation. (2)                             *

(3.4)        Second Amendment to the Amended and Restated
             Articles of Incorporation. (11)                            *

(3.5)        Third Amendment to the Amended and Restated
             Articles of Incorporation. (6)                             *

(3.6)        Fourth Amendment to the Amended and Restated
             Articles of Incorporation. (11)                            *

(4.1)        Preferred Stock Purchase Agreement dated
             August 27, 1989, between Registrant and
             Signal Hill. (6)                                           *

(4.2)        Warrant Agreement dated August 31, 1987, between
             Registrant and Signal Hill. (6)                            *

(4.3)        Shareholders Agreement by, among and between
             Triton Energy Corporation, Pacific Basis Company,
             Dibo Attar, Signal Hill, N. V., Robert L. Starer
             and the Company dated December 27,1988. (23)               *

(4.4)        Stand-Still Agreement by and among Triton Energy
             Corporation, Trenk Development Corporation, Dibo
             Attar, Robert L. Starer and the Company dated
             December 16, 1988. (12)                                    *
(4.5)        Mutual Release and Settlement Agreement between
             Triton Energy Corporation, Pacific Basin, G. Thomas
             Graves, Dibo Attar, Robert L. Starer, William R.
             Dimeling, John E. Ardell, III, James N.C. Moffat, III
             dated December 9, 1988. (12)                               *

(10.2)       Lease Agreement between Springfield Airport
             Authority and Pan Air Corporation (now Aero
             Services International, Inc.), dated October 1,
             1980 (Capital Airport, Springfield, Illinois),
             as amended by Supplement to Lease between
             Springfield Airport Authority and Aero Services
             International, Inc., effective February 1, 1983. (3)       *

(10.3)       Lease Agreement between the Board of Levee Commissioners
             of the Orleans Levee District and Pan Air Corporation
             (now Aero Services International, Inc. dated August 5,
             1977 (New Orleans Lakefront Airport), with Addendum
             dated September 1, 1985. (3)                               *

(10.4)       First Amendment to Lease Agreement between the Board
             of Levee Commissioners of the Orleans Levee District
             and Aero Services International, Inc. effective
             November 1, 1981. (3)                                      *

(10.5)       Second Amendment to Lease Agreement between the Board
             of Levee Commissioners of the Orleans Levee District
             and Aero Services International, Inc., effective
             August 1, 1982. (3)                                        *

(10.6)       Third Amendment to Lease Agreement between the Board
             of Levee District and Aero Services International,
             Inc., dated August 1984. (3)                               *

(10.7)       Contract of Lease between the Board of Levee
             Commissioners of the Orleans Levee District and
             Aero Services International, Inc., dated July 1,
             1982 (New Orleans Lakefront Airport). (3)                  *

(10.8)       Lease and Operations Agreement between Indianapolis
             Airport Authority and Pan Air Corporation (now Aero
             Services International, Inc.), dated December 17,
             1980 (Mount Comfort Airport). (3)                          *
(10.9)       Consolidated and Amended Agreement for a Fixed
             Base Operation between Milwaukee County and
             Mitchell Aero, Inc., dated July 15, 1980, General
             Mitchell Field, Milwaukee, Wisconsin. (3)                  *

(10.10)      Amendment No. 1 to Airport Agreement No. C-BO-279
             between Milwaukee County and Mitchell Aero, Inc.
             dated September 18, 1981. (3)                              *

(10.11)      Amendment No. 2 to Airport Agreement No. C-BO-279
             between Milwaukee County and Mitchell Aero, Inc.
             dated January 6, 1982. (3)                                 *

(10.12)      Assignment by Mitchell Aero, Inc. to Aero Services
             Milwaukee, Inc. dated November 4, 1982. (3)                *

(10.13)      Ground Lease between the Town of Morristown and
             Pan Air Corporation, (now Aero Services
             International, Inc.) dated January 1, 1980
             (Morristown Municipal Airport). (3)                        *

(10.14)      Amendment to Lease Agreement between the Town of
             Morristown and Aero Services International, Inc.,
             dated August 1, 1983. (3)                                  *

(10.15)      Lease and Operating Agreement between The Raleigh-
             Durham Airport Authority and Aero Services
             International, Inc., dated April 1, 1983
             (Raleigh-Durham Airport).  (3)                             *

(10.16)      Lease, License and Agreement between the
             Beaufort-Morehead City Authority and Air-Flight,
             Inc., dated May 25, 1982 (Beaufort-Morehead City
             Airport). (3)                                              *

(10.17)      Agreement and Lease between the Tri-City Airport
             Commission and Aero Services International, Inc.
             dated August 1,1 1985 (Tri-City Airport). (3)              *

(10.18)      Lease by Way of Concession between City of Cleveland
             and Beckett Aviation Corporation dated December 16,
             1982 (Cleveland Hopkins International Airport). (3)        *
(10.19)      Fixed Base Operator Lease between Arapahoe County
             Public Airport Authority and CSX Beckett Aviation,
             Inc., dated August 13 , 1982 (Arapahoe County
             Airport). (3)                                              *

(10.20)      Lease Agreement between The Capital Region Airport
             Commission and Beckett Richmond, Inc., dated
             September 21, 1981 (Richard Evelyn Byrd International Airport), as amended by Amendment to Lease Agreement between The Capital Region Airport Commission and CSX Beckett Aviation, Inc., dated May 1,1982, and further amended by Lease Amendment between the Capital Region Airport Commission and CSX Beckett Aviation, Inc.,
             dated January 1, 1984. (3)                                 *

(10.21) Fixed Base Operator Agreement between the County of Allegheny and Beckett Aviation Corp.-Pittsburgh, dated December 1, 1978 (Greater Pittsburgh International Airport) as amended by Amendment between the County of Allegheny
             and CSX Beckett Aviation, Inc. (undated). (3)              *

(10.22)      Lease Agreement between the City of Houston and
             Tennessee Gas Transmission Company, dated June 23,
             1954 (Houston International Airport, Lease Area
             #1). (3)                                                   *

(10.23)      Lease Amendment between the City of Houston and
             Tennessee Gas Transmission Company, dated August
             13, 1954 (Houston International Airport, Lease
             Area #1). (3)                                              *

(10.24)      Lease Amendment between the City of Houston and
             Tennessee Gas Transmission Company, dated March 26,
             1962 (Houston International Airport, Lease Area
             #1). (3)                                                   *

(10.25)      Lease Amendment between the City of Houston and
             Tenneco, Inc., dated December 22,1971 (Houston
             International Airport, Lease Area #1). (3)                 *
(10.26)      Sublease between Houston Beechcraft, Inc., and
             Tenneco, Inc., dated December 22, 1971 (Houston
             International Airport, Lease Area #1). (3)                 *

(10.27) Amendment to Lease among the City of Houston, Houston Beechcraft, Inc. and Tenneco, Inc., dated January 10,
             1977 (Houston International Airport, Lease Area #1).
             (3)                                                        *

(10.28) Amendment to Lease among the City of Houston, Houston Beechcraft, Inc. and Servair Corporation, dated
             March 11, 1983 (Houston International Airport, Lease
             Area #1). (3)                                              *

(10.29) Amendment to Lease among the City of Houston, Servair Corporation and CSX Beckett Aviation, Inc. dated
             August 17, 1984 (Houston International Airport. Lease
             Area #1). (3)                                              *

(10.30)      Lease Agreement between the City of Houston and
             Gulfcoast Jet Center, Inc., dated July 28, 1982
             (Houston International Airport. Lease Area #2).
             (3)                                                        *

(10.31) Sublease with Option to Purchase Leasehold Agreement between Gulfcoast Jet Center, Inc., dated April 13,
             1983 (Houston International Airport. Lease Area #2).
             (3)                                                        *

(10.32)      Sublease Agreement between Sky Travel, Inc. and
             Beckett Houston, Inc., dated August 28, 1980
             (Houston International Airport. Lease Area #3). (3)        *

(10.33) Hangar, Hangar Site and Commercial Aviation Sales and Support Services Agreement at Chicago Midway Airport
             between the City of Chicago and CSX Beckett Aviation,
             Inc., dated February 15, 1984. (3)                         *

(10.34)      Lease between the Port of Oakland and Western
             Airmotive Facilities, Inc., dated June 9, 1981
             (Metropolitan Oakland International Airport). (3)          *
(10.35)      First Supplemental Agreement between the Port of
             Oakland and CSX Beckett Aviation, Inc., dated
             November 23, 1982. (3)                                     *

(10.36)      Lease between the Port of Oakland and CSX Beckett
             Aviation, Inc., dated November 23, 1982. (3)               *

(10.37)      License and Concession Agreement between the City of
             Oakland and CSX Beckett Aviation, Inc., dated
             December 1, 1982.  (3)                                     *

(10.38)      Asset Purchase Agreement among CSX Beckett Aviation
             Inc., Western Pacific Aviation, Inc., Western Airmotive Facilities, Inc., Western Airmotive Company, Inc. and
             Timothy J. Parrott, dated December 1, 1982. (3)            *

(10.39)      Assignment and Assumption Agreement between Western
             Airmotive Facilities, Inc. and CSX Beckett Aviation,
             Inc., dated December 3, 1982.  (3)                         *

(10.40)      Agreement and Lease between the City of Youngstown
             and Beckett Aviation Corporation dated September 20,
             1979 (Youngstown Municipal Airport, as amended by
             Judgment Entry Modifying lease terms rendered in
             Case No. 83 CV 2231.  City of Youngstown v. Beckett
             Aviation Corporation, CSX Beckett Aviation, Inc.,
             Robert Hintz individually, Chairman and President,
             in the Court of Common Pleas, Mahoning, Ohio, dated
             February 11, 1985.  (3)                                    *

(10.41)      Lease Agreement between the City of Scottsdale and
             Scottsdale Piper, Inc., dated January 1, 1977
             (Scottsdale Municipal Airport).  (3)                       *

(10.42)      Registration Agreement dated October 25, 1985 by and
             among the Company and Cesamar S.A., Alinco S.A.,
             Project Bond Limited, and The Pound Corporation,
             Ltd.  (3)                                                  *

(10.43)      Assignment by and between the Company and Beckett
             for the Oakland FBO location.  (5)                         *
(10.44)      Sublease by and between the Company and Beckett
             for the Houston FBO location.  (5)                         *

(10.45)      Sublease by and between the Company and Beckett
             for the Houston/Gulf Coast Jet Center FBO
             location.   (5)                                            *

(10.46)      Sublease by and between the Company and Beckett
             for the Allegheny County, Pennsylvania FBO
             location.  (5)                                             *

(10.47)      Sublease by and between the Company and Beckett for
             the Arapahoe County FBO location.  (5)                     *

(10.48)      Sublease by and between the Company and Beckett
             for the Arapahoe County FBO location.  (5)                 *

(10.49)      Sublease by and between the Company and Beckett
             for the Chicago FBO location.  (5)                         *

(10.50)      Sublease by and between the Company and Beckett
             for the Chicago FBO location.  (5)                         *

(10.51)      Sublease by and between the Company and Beckett
             for the Capital Region Airport Commission FBO
             location.  (5)                                             *

(10.52)      Employment Contract between the Company and
             Orlando E. Panfile.  (2)                                   *

(10.53)      Consulting Agreement between the Company and
             Michael & Michael Consultants, Ltd.  (2)                   *

(10.54)      Loan Agreement between the Company and Whitney
             National Bank, dated September 14, 1986. (7)               *

(10.55)      Security Agreement between the Company and
             Whitney National Bank, dated September 18,
             1986.  (7)                                                 *
(10.56)      Asset Purchase Agreement between the Company,
             National Weather Corporation, and Universal
             Weather and Aviation, Inc. dated July 15,
             1986.  (7)                                                 *

(10.57)      Agency Operating Agreement between the Company
             and The Airmen, Inc., dated April 9, 1986
             (Downtown Airport, Kansas City, MO).  (7)                  *

(10.58)      First Amendment to Agency Operating Agreement
             between the Airmen, Inc., and the Company,
             dated July 8,1986.  (7)                                    *

(10.59)      Option Agreement between Arthur D. Stevens and
             the Company, dated April 9, 1986.  (7)                     *

(10.60)      Modification and Extension Agreement between
             Beaufort-Morehead City Airport Authority and
             the Company, dated June 1,1987.  (13)                      *

(10.61)      Asset Purchase Agreement between KFO Associates
             and the Company dated September 22, 1987.  (13)            *

(10.62)      Lease between Robert L. Starer and Merle A.
             Starer and the Company dated May 1, 1988.  (13)            *

(10.63)      Asset Purchase Agreement between PHH Aviation
             Services, Inc., and the Company dated June 1,
             1988.  (10)                                                *

(10.64)      Beckett Stock Agreement between PHH Group, Inc.
             and the Company dated June 1, 1988.  (10)                  *

(10.65)      Pledge and Security Agreement between PHH Group
             Inc., and the Company dated June 1, 1988.  (10)            *

(10.66)      Agreement for the Purchase and Sale of Assets
             between Van Dusen Airport Services Company,
             Limited Partnership and the Company dated
             April 18, 1988.  (10)                                      *
(10.67)      Agency Operating Agreement between Van Dusen Airport
             Services Company, Limited Partnership and the Company
             dated April 18, 1988.  (10)                                *

(10.68)      Escrow Agreement between Van Dusen Airport Services
             Company, Limited Partnership and the Company dated
             April 22, 1988.  (10)                                      *

(10.69)      Contract for Services between Robert L. Starer and
             the Company dated November 27, 1987. (8)                   *

(10.70)      Asset Purchase and Sale Agreement between Page Avjet
             Corporation and the Company dated April 22, 1987. (8)      *

(10.71)      Termination Agreement between Airmen, Inc. and the
             Company dated July 10, 1989.  (14)                         *

(10.72)      Agreement by and among Flight Services Group, Inc.,
             David C. Hurley, William H. Juvoen and the Company
             dated April 19, 1989.  (14)                                *

(10.73)      Agreement of Employment between Larry A. Ulrich and
             the Company dated August 10, 1989.  (14)                   *

(10.74)      Lease between Robert L. Starer and Merle A. Starer
             and the Company dated November 1, 1989.  (14)              *

(10.75)      Promissory Note from Robert L. Starer to the Company
             and dated January 4, 1989.  (14)                           *

(10.76)      Promissory Note from Larry A. Ulrich to the Company
             dated October 26,1989.  (14)                               *

(10.77)      Amended and Restated Loan Agreement between the Company
             and Whitney National Bank of New Orleans dated
             December 19, 1989.  (14)                                   *

(10.78)      Fee Agreement between the Company and Triton Energy
             Corporation dated December 19, 1989. (14)                  *

(10.79)      Third Amendment to Lease by way of Concession between
             the City of Cleveland and the Company, dated February 20,
             1990. (15)                                                 *
(10.80)      Replacement Letter of Credit in favor of Sovran Bank
             N.A., as trustee and for the account of Beckett
             Aviation, Inc. dated May 31, 1990. (15)                    *

(10.81)      Letter Agreement between Denver Jetcenter, Inc. and
             the Company, dated May 6, 1990. (15)                       *

(10.82)      Letter Agreement between Owners Jet of Texas, Inc.
             and the Company dated June 6, 1990. (15)                   *

(10.83)      Settlement Agreement and General Release between
             Mach I Aviation, Ltd., and the Company, dated
             June 29, 1990. (15)                                        *

(10.84)      Agreement for the Purchase and Sale of Assets between
             Pan Am Management System, Inc. and the Company
             dated July 12, 1990. (15)                                  *

(10.85)      Letter Agreement between Angel Air, Inc. and the
             Company, dated August 10, 1990.  (15)                      *

(10.86)      Assignment of Lease to Springfield Air Center by
             the Company, dated November 30, 1990.  (15)                       *

(10.87)      Employment Agreement between John Pugh and the
             Company, dated November 21, 1990.  (15)                    *

(10.88)      Schedule of Borrowings from Triton Energy                  *
             Corporation evidenced by a Series of
             Promissory Notes.  (15)

(10.89)      Lease between the County of Westchester and the            *
             Company, dated February 1, 1991.  (16)

(10.90)      Loan Agreement among Union Bank, Triton Energy             *
             Corporation, and the Company, dated January 31,
             1991. (16)

(10.91)      Replacement Letter of Credit in favor of Sovran            *
             Bank N.A., as trustee and for the account of
             Beckett Aviation, Inc., dated September 15, 1991.  (16)
(10.92)      Agreement for the Purchase and Sale of Assets              *
             between Beaufort Aviation, Inc. and the Company, dated March 18, 1991. (16)

(10.93)      Agreement for the Purchase and Sale of Interest in         *
             Joint Venture between Aviation Providers
             International, inc. and the Company, dated March 8,
             1991.  (16)

(10.94)      Agreement for the Purchase and Sale of Assets              *
             between Flightcraft, Inc. and the Company, dated
             May 17, 1991.  (16)

(10.95)      Lease Agreement between Triton Fuel Group, Inc. and        *
             the Company dated February 8, 1991.  (16)

(10.96)      Settlement Agreement and General Release between           *
             Grant Thornton and the Company, dated September 13,
             1991.  (16)

(10.97)      Amendment to Employment Agreement between Larry A.         *
             Ulrich and the Company, dated January 14, 1992.  (17)

(10.98)      Third Amendment to Lease between the city of Scottsdale    *
             and Beckett Aviation, Inc. and the Company, dated
             July 7, 1992.  (17)

(10.99)      Acknowledgement of Exercise of Option between the City     *
             of Youngstown and the Company, dated
             September 9, 1992.  (17)

(10.100)     Schedule of Borrowings from Triton Energy Corporation      *
             evidenced by a Series of Promissory Notes.  (17)

(10.101)     Agreement between Horizon Capital Advisors, Inc. to act    *
             as financial advisor to the Company dated June 4, 1992.  (17)

(10.102)     Agreement for the Purchase and Sale of Westchester         *
             dated September 15, 1993.  (22)

(10.103)     Agreement for the Purchase and Sale of Raleigh-Durham      *
             dated July 31, 1993.  (22)
(10.104)     Agreement for the Purchase and Sale of Morristown          *
             dated September 15, 1993.  (22)

(10.105)     Agreement for the Purchase and Sale of Cleveland           *
             dated August 20, 1993.  (22)

(10.106)     Schedule of Borrowings from Triton Energy Corporation      *
             evidenced by a Series of Promissory Notes.  (22)

(10.107)     Amendment to Employment Agreement between Larry A.         *
             Ulrich and the Company, dated April 8, 1993.  (22)

(10.108)     Agreement for the Purchase and Sale of Denver dated        *
             May 5, 1993.  (23)

(10.109)     Agreement for the Purchase and Sale of Raleigh-Durham      *
             Avionics Division dated November 12, 1993.  (23)

(10.110)     Consulting Agreement between Larry A. Ulrich and           *
             Aero Services International, Inc. dated April 1, 1994.  (23)

(10.111)     Revolving Credit Loan Agreement between Aero Services      *
             International, Inc. and Transtech Holding Co., Inc.
             dated May 13, 1994.  (23)

(10.112)     Revolving Promissory Note in the amount of $300,000.00     *
             to Aero Services International, Inc. from Transtech
             Holding Co., Inc. dated May 13, 1994.  (23)

(10.113)     Agreement for the Purchase and Sale of Scottsdale dated    *
             July 19, 1994.  (23)

(10.114)     Schedule of Borrowings from Avfuel Corporation             *
             evidenced by Promissory Notes dated
             September 15, 1994.  (23)

(10.115)     Agreement for the Purchase and Sale of Richmond            *
             dated September 27, 1994.  (23)

(10.116) Settlement Agreement between Aero Services International, * Inc., Transtech Holding Company, Inc., Avfuel Corporation and Exxon Company, U.S.A. dated September 1994. (23)
(10.117)     Aviation Dealer Products Sales Agreement between Exxon     *
             Company, U.S.A. and Aero Services - Houston dated
             September 12, 1994.  (23)

(10.118)     Aviation Dealer Products Sales Agreement between Exxon     *
             Company, U.S.A. and Aero Services - Chicago dated
             May 20, 1994.  (23)

(10.119)     Aviation Dealer Products Sales Agreement between Exxon     *
             Company, U.S.A. and Aero Services - Youngstown dated
             May 20, 1994.  (23)

(10.120)     Agreement for the Purchase and Sale of Tri-City dated      *
             September 15, 1994.  (24)

(10.121)     Revolving Promissory Note between Mountain State Flight    *
             Services and Aero Services International, Inc. dated
             December 23, 1994.  (24)

(10.122)     Asset purchase agreement between Aero Services
             International, Inc. (Seller) and Winner Aviation Corporation (Purchaser) dated February 7, 1995

(10.123)     Stock Purchase Agreement between Aero Services
             International, Inc. and Mountain State Flight Services,
             Ltd. dated March 31, 1995
(28.1)       Triton Energy Corporation's Form 10-K for Year Ended       *
             May 31, 1991; Form 10-Q for the Quarter Ended August
             31, 1991; and Prospectus for Common Offering, dated
             October 9, 1991.  (16)

(28.2)       Triton Energy Corporation's Form 10-K for Year Ended       *
             May 31, 1992; Form 10-Q for Quarter Ended August 31,
             1992.  (17)

(28.2)       Triton Energy Corporation's Form 10-Q for Quarter Ended    *
             November 30, 1991.  (18)

(28.3)       Triton Energy Corporation's Form 10-Q for Quarter Ended    *
             February 29, 1992.  (19)

(28.4)       NOT USED                                                   *

(28.5)       Triton Energy Corporation's Form 10-Q for Quarter Ended    *
             November 30, 1992.  (20)

(28.6)       Triton Energy Corporation's Form 10-Q for Quarter Ended    *
             February 28, 1993.  (21)



* THESE ARE DOCUMENTS INCORPORATED BY REFERENCE.

1. Incorporated herein by reference from the Company's Registration Statement No. 20070425-A on Form S-18 filed December 19, 1980.

2. Incorporated herein by reference from the Company's Registration Statement No. 33-7152 on Form S-2 filed August 22, 1986.

3. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 27, 1985, File No. 0-10094.

4. Incorporated by reference from the Company's Current Report on Form 8-K dated September 25, 1985, File No. 0-10094.

5. Incorporated by reference from the Company's Current Report on Form 8-K dated February 14,1986, File No. 0-10094.

6. Incorporated by reference from the Company's Current Report on Form 8-K dated September 18, 1987, File No. 0-10094-0.

7. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 23,1986, File No. 0-10094-0.

8. Incorporated by reference from the Company's Current Report Form 8-K dated May 27,1987, File No. 0-10094-0.

9. Incorporated by reference from the Company's Current Report Form 8-K dated May 27, 1987, File No. 0-10094-0.

10. Incorporated by reference from the Company's Current Report Form 8-K dated June 3, 1988, File No. 0-10094-0.

11. Incorporated by reference from the Company's Current Report on Form 8-K dated July 21, 1988, File No. 0-10094-0.

12. Incorporated by reference from the Company's Current Report on Form 8-K dated December 27,1988, File No. 0-10094-0.

13. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 29, 1988, File No. 0-10094-0.
14. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 29, 1989, File No. 1-10190.

15. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 29, 1990, File No. 1-10190.

16. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 18, 1991, File No. 1-10190.

17. Incorporated by reference from the Company's Annual Report on Form 10-K dated January 11, 1993, File No. 1-10190.

18. Incorporated by reference from the Company's Current Report on Form 10-Q dated February 5, 1992, File No. 1-10190.

19. Incorporated by reference from the Company's Current Report on Form 10-Q dated May 14, 1992, File No. 1-10190.

20. Incorporated by reference from the Company's Current Report on Form 10-Q dated February 5, 1993, File No. 1-10190.

21. Incorporated by reference from the Company's Current Report on Form 10-Q dated May 13, 1993, File No. 1-10190.

22. Incorporated by reference from the Company's Annual Report on Form 10-K dated January 12, 1994, File No. 1-10190.

23. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 28, 1994, File No. 1-10190.

24. Incorporated by reference from the Company's Current Report on Form 10-Q dated February 3, 1995, File No. 1-10190.






                    AERO SERVICES INTERNATIONAL, INC.
                        AND SUBSIDIARY COMPANIES
                               Form 10-KSB
                        Items 7, 13(a) and 13(d)

               Index of Financial Statements and Schedules



    The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 7 are listed below:

                                                                  Page

     Report of Independent Accountants                            S-2

     Consolidated Balance Sheets at                               S-3
     September 30, 1995 and 1994

     Consolidated Statements of Operations                        S-5
     for each of the years ended September 30, 1995
     and 1994

     Consolidated Statements of Changes                           S-6
     in Stockholders' Deficit for each of the years ended September 30, 1995 and 1994

     Consolidated Statements of Cash Flows                        S-7
     for each of the years ended September 30, 1995
     and 1994

     Notes to Consolidated Financial Statements                   S-9

     The following exhibit is included in Item 13(a):
     Exhibit (11.1) - Computation of earnings (loss) per share    S-25

KPMG Peat Marwick LLP



      1600 Market Street
      Philadelphia, PA 19103-7212


                      INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors,
Aero Services International, Inc.:

We have audited the accompanying balance sheets of Aero Services International, Inc. and subsidiaries (the Company) as of September 30, 1995 and 1994, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of Aero Services International, Inc. as of September 30, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying 1995 and 1994 financial statements have been prepared assuming that Aero Services International, Inc. will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has net working capital deficiencies and a stockholders' deficit. During the year ended September 30, 1995, the Company's plan to return to profitability through key acquisitions did not result in improved operating results. In addition, the Company appears to have exhausted resources for borrowing capital. At September 30, 1995 and 1994, these circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The 1995 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying 1995 financial statements.



                          KPMG PEAT MARWICK LLP


January 22, 1996
Philadelphia, Pennsylvania




      Member Firm of
      Klynveld Peat Marwick Goerdeler

           Aero Services International, Inc. and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS
                              September 30,

(Dollar amounts in thousands)



ASSETS
                                                        1995       1994
CURRENT ASSETS
 Cash                                                 $  455     $2,406
 Restricted cash                                           5          5
 Customers receivables, less allowance for
   doubtful accounts of $37 and
   $147, respectively                                    229      1,214
 Other receivables                                     1,045        241
 Inventories                                             175        454
 Prepaid expenses and other current assets                63        165

TOTAL CURRENT ASSETS                                   1,972      4,485


PROPERTY AND EQUIPMENT
 Machinery and equipment                                 293      1,929
 Furniture and fixtures                                  177        219
 Leasehold improvements                                4,290      5,147

                                                       4,760      7,295
Less:  Accumulated depreciation
       and amortization                                2,618      4,959

PROPERTY AND EQUIPMENT, NET                            2,142      2,336

ASSETS HELD FOR SALE AT NET BOOK VALUE                    25        447

OTHER ASSETS                                             357        150


TOTAL ASSETS                                         $ 4,496     $7,418





The accompanying notes are an integral part of these statements.

           Aero Services International, Inc. and Subsidiaries
                 CONSOLIDATED BALANCE SHEETS - CONTINUED
                              September 30,

(Dollar amounts in thousands)



LIABILITIES                                            1995       1994

CURRENT LIABILITIES
 Current maturities of long-term debt - other       $    55    $   194
 Accounts payable - trade                               648      1,293
 Accrued expenses
   Property, payroll, and other taxes                 3,037      1,686
   Environmental remediation                            250        592
   Other                                              1,695      1,286
   Affiliate                                            532          8
TOTAL CURRENT LIABILITIES                             6,217      5,059

LONG-TERM DEBT, less current maturities
 Affiliate                                           15,610     15,428
 Other                                                3,554      4,189
TOTAL LONG-TERM DEBT                                 19,164     19,617

OTHER LONG TERM LIABILITIES                             343        305

REDEEMABLE PREFERRED STOCK
 Series A Cumulative Convertible Preferred
 Stock - no par value - authorized 500,000
 shares - issued and outstanding 269,185 in
 1995 and 1994 (redemption value - $5,895
 and $5,637, respectively)                            5,692      5,388

STOCKHOLDERS' DEFICIT
 Preferred stock - authorized, 250,000 shares
   of no par value, none issued
 Common stock - authorized, 15,000,000 shares
   of no par value; issued 7,070,052;
   outstanding 6,998,052 shares                       8,399      8,702
 Additional paid-in capital                           3,380      3,380
 Accumulated deficit                                (38,462)   (34,796)
                                                    (26,683)   (22,714)

   Less:  Common stock in treasury
     (72,000 shares at cost)                            237        237

TOTAL STOCKHOLDERS' DEFICIT                         (26,920)   (22,951)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $ 4,496    $ 7,418





The accompanying notes are an integral part of these statements.

           Aero Services International, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the years ended September 30,

(Dollar amounts in thousands, except per share amounts)



                                                             1995 1994

NET SALES                                                 $10,401    $21,729


COST AND EXPENSES
 Cost of sales                                              5,320     11,629
 Departmental costs                                         5,061      9,166
 Administrative costs                                         835      1,685
 Interest expense-other                                       218        316
 Interest expense-affiliate                                 1,516      1,201
 Litigation costs, settlements,
   and other assessments                                      229        399
                                                           (2,778)    (2,667)

 Gain on sale of certain FBO operations                       293      2,465
 Other expense, net                                        (1,181)      (170)


NET LOSS                                                  $(3,666)   $  (372)


Net loss per share                                        $ (0.57)   $ (0.14)





The accompanying notes are an integral part of these statements.

                                      Aero Services International, Inc.
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                               For the years ended September 30, 1995 and 1994
(Dollar amounts in thousands)


                                                                                                         Additional
                                                Common Stock   (Accumulated       Treasury Stock          Paid-In
                                              Shares    Amount    Deficit)      Shares      Amount       Capital        Total


Balance at September 30, 1993              5,570,052   $4,149    $(34,424)      72,000        $237             -        $(30,512)
Accretion of redeemable preferred stock            -      (45)          -            -           -             -             (45)
Dividends in arrears on preferred stock            -     (438)          -            -           -             -            (438)
Conversion of preferred stock              1,500,000    5,036           -            -           -             -           5,036
Additional paid-in capital resulting
 from debt forgiveness                             -        -           -            -           -         3,380           3,380
Net loss for the year                              -        -        (372)           -           -             -            (372)

Balance at September 30, 1994              7,070,052    8,702     (34,796)      72,000         237         3,380         (22,951)
Accretion of redeemable preferred stock            -      (45)          -            -           -             -             (45)
Dividends in arrears on preferred stock            -     (258)          -            -           -             -            (258)
Net loss for the year                              -        -      (3,666)           -           -             -          (3,666)

Balance at September 30, 1995              7,070,052   $8,399    $(38,462)      72,000        $237        $3,380        $(26,920)



The accompanying notes are an integral part of these statements.

              Aero Services International, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the years ended September 30,

(Dollar amounts in thousands)


                                                           1995      1994


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(3,666)    $(372)
Adjustments to reconcile net loss to
   net cash (used) by operating activities:
Depreciation and amortization                               323       705
Provision for losses on accounts receivable                  12        80
Provision for obsolete and slow-moving,
 excess and damaged inventory                                 -         3
(Gain) loss on sale of certain FBO operations              (293)   (2,465)
(Gain) on sale of fixed assets and
 amortization of deferred income - affiliate               (191)     (175)
Current period interest included in
 debt forgiveness                                             -     1,195
Amortization of note discount                               182         -
Change in assets and liabilities net of acquisitions:
(Increase) decrease in accounts receivable                1,011       350
(Increase) decrease in other receivables                   (799)     (196)
(Increase) decrease in inventory                            317       219
(Increase) decrease in prepaid expenses                     103        70
(Increase) decrease in other assets                         166         -
Increase (decrease) in accounts payable-trade              (751)     (261)
Increase (decrease) in accounts payable-affiliate             -    (1,177)
Increase (decrease) in property, payroll, and other taxes  1,343      170

Increase (decrease) in accrued expenses-affiliate            524        -
Increase (decrease) in accrued expenses-other                 47   (1,577)
Increase (decrease) in other long-term liabilities            38        -
Other                                                         78      (60)

 Total adjustments                                         2,110   (3,119)

Net Cash used by operating activities                     (1,556)  (3,491)


CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                          101        -
 Proceeds from sale of certain FBO operations                420    7,950
 Purchase of property and equipment                         (116)     (29)
 Acquisition of FBO, net of cash acquired                   (387)      -


Net Cash provided by (used by) investing activities           18    7,921


                                                                (continued)

              Aero Services International, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                       For the years ended September 30,

(Dollar amounts in thousands)


                                                                1995    1994

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable-affiliate           $    -  $   300
 Proceeds from issuance of long-term debt-other                   -      351
 Principal payments under capital lease-nonaffiliate            (11)       -
 Principal payments of notes payable-affiliate                    -     (300)
 Principal payments of long term debt-bank                       (8)  (2,810)
 Principal payments of long term debt-other                    (394)    (102)

Net Cash (used) provided by financing activities               (413)  (2,561)

Net increase (decrease) in cash and cash equivalents         (1,951)   1,869
Cash and cash equivalents at beginning of year                2,406      537

Cash and cash equivalents at end of year                     $  455   $2,406


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
 Interest                                                    $1,031     $349
 Income Taxes                                                    12        7


Supplemental Schedule of Non-cash Investing and Financing Activities The Company issued 1,500 shares of common stock upon the conversions of 250,000 shares of redeemable preferred stock in 1994. There were no conversions in 1995.

Dividends in arrears on the Company's preferred stocks were accrued in the amount of $258 and $438 in 1995 and 1994, respectively. Accretion on the Company's Series A preferred stock was accrued in the amount of $45 in both 1995 and 1994.

In addition to the $1,195 of interest expense, another $2,185 of accrued interest and fees were forgiven during fiscal 1994, and reclassed from Accrued Expenses - affiliate to Additional Paid-in Capital.





The accompanying notes are an integral part of these statements.

NOTE A - NATURE OF BUSINESS

The Company operates Fixed Base Operations ("FBOs") which provide ground support services to corporate and other general aviation aircraft at four airports throughout the United States at September 30, 1995, with one sold subsequently, as well as similar services to air carriers at certain of its locations. Revenue is derived from the sale of products, including fuel, oil, and aircraft replacement parts; from services such as aircraft maintenance, ground handling, and the pumping of fuel owned by others; and from the rental of hangar and office space. The Company is sometimes referred to herein as "Aero."

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies follows:

1.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

     On May 20, 1994 Triton, pursuant to an agreement of sale, converted all of its Preferred B stock holdings in the Company to common. Triton then sold all of the common stock and a major portion of Preferred A stock that it owned, together with the debt from the Company of $18,333, to Transtech Holding Company, Inc. (Transtech). Simultaneously, Transtech forgave $2,723 of the debt, consisting of accrued interest and fees, and agreed to eliminate any accrual of interest due it on the debt through November 1994. Transtech also agreed to forebear for three years collection of the remaining $15,610 of principal debt to the extent that payments would exceed 50% of the Company's available cash flow, as part of the agreement of sale, three directors resigned their positions and were replaced by three individuals affiliated with Transtech. The new Board of Directors determined that the Company needed to acquire additional facilities that could provide profits and, more importantly, positive cash flow. In order to proceed in this direction, the Company sold three of its facilities, generating $3,350 in gross proceeds, of which a portion was used to purchase Mountain State Flight Services Inc. (See Note I - Certain FBO Matters.) Subsequent to these sales, the Company has been involved in negotiations to purchase several facilities that will meet its requirements. There can be no assurance that the Company will be able to finance such additional purchases.

     At September 30, 1995, the Company had a working capital deficiency of $4,245, stockholders' deficit of $26,920, and had incurred a net loss of $3,666 in 1995.

     At September 30, 1994, the Company had a working capital deficiency of $574, stockholders' deficit of $22,951, and had incurred a net loss of $372 in 1994.

     Management has decided that the best chance to maintain the viability of the Company is to sell the remaining assets and use the proceeds to pay the current liabilities. The market value of these assets is estimated to provide enough cash to accomplish this goal with any excess to be used for reinvestment. Several investment bankers have indicated an interest in financing two or three major acquisitions if this plan is successful and Transtech subordinated its debt, primarily because the Company would retain approximately $24 million of net operating loss carryforward for tax purposes. To this end, subsequent to September 30, 1995 the Company has




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     sold its lease and purchase option at Houston's Hobby Airport and reached an agreement to participate in the ownership of a combination of two FBOs, including one owned by the Company, at New Orleans' Lakefront Airport. Also, negotiations are ongoing for the sale of the Chicago FBO. The successful completion of this plan is no guarantee that the Company can be returned to profitability or maintained as a going concern.

     The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.

3.   Inventories

     Aircraft parts and accessories, fuel, and supplies, are stated at the lower of cost or market, principally on a moving average unit cost basis. The cost of high value items is determined by specific identification. Provisions are made for obsolete and slow moving, excess quantity and damaged inventory. The cost of work in process is based on accumulated direct costs not in excess of market.

4.   Property, Equipment, Depreciation and Amortization

     Expenditures for new property and equipment, and significant improvements to existing assets are capitalized at cost. Maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is reflected in current operations. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Leasehold improvements are amortized over the estimated service lives of the improvements or the lives of the respective leases whichever is shorter. The estimated service lives used are as follows:

     Machinery and equipment                 5-10 years
     Furniture and fixtures                  5-10 years
     Leasehold improvements                  1-28 years

     At September 30, 1995 fixed assets with a total cost of $774 and accumulated depreciation of $749 are segregated on the balance sheet as Assets Held for Sale. At September 30, 1994 those amounts are $1,774 and $1,327 respectively. For further details see Note I - Certain FBO Matters.

     The Company's fixed assets are pledged as collateral for the loan agreement with Transtech Holding Company. See Note D - Financing Arrangements.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Maintenance and repairs expense for 1995 and 1994 was $277 and $419, respectively.

5.   Revenue Recognition

     All revenue is recognized by the accrual method. Income is recorded when tangible goods are transferred to the consumer, when services are rendered, and during the appropriate period of rental, regardless of when payment is received. Costs and expenses are recorded in the period in which they are incurred regardless of when payment is made.

6.   Departmental Costs

     Departmental costs are specific expenses such as salaries, employee benefits and supplies, as well as expenditures such as rent, real estate taxes, leasehold amortization, utilities and insurance costs of all fixed base operations.

7.   Loss Per Common Share

     Loss per share is based on the weighted average number of common and common equivalent shares outstanding during each year after giving appropriate effect, if dilutive, for the additional number of shares which would be issuable upon the exercise of stock warrants and options under the treasury stock method and after deducting from income preferred stock dividends and accretion. Weighted average shares used in computing primary loss per share were 6,998,052 and 6,044,627, for 1995 and 1994 respectively. Fully diluted loss per share amounts are not presented for 1995 and 1994 because the amounts are antidilutive.

8.   Accrued Property, Payroll, and Other Taxes

     Included in this total at September 30, 1995 and 1994 are, respectively, $1,496 and $1,322 for property taxes. Also included in the balance at September 30, 1995 is an accrual of $1,457 for a New York motor fuels tax assessment which is being appealed.

9.   Cash and Cash Equivalents

     The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months. The balance of Restricted Cash at September 30, 1995 and 1994 represents restricted certificates of deposit.

10.  Other Receivables

     The balance of $1,045 at September 30, 1995 includes $756 of receivables due from insurance companies for lawsuits against the Company. A liability of $816 is recorded in accrued expense-other, with the difference representing the Company's deductible amount of insurance.

11.  Other Assets

     The balance of $357 at September 30, 1995 is the unamortized portion of goodwill, which totalled $373, that was recorded as the result of the acquisition of Mountain State Flight Services Inc. on April 1, 1995. See Note I - Certain FBO Matters. The goodwill is being amortized over the remaining 12 years and 9 months of the lease term of the FBO located on the Morgantown Airport in West Virginia. The goodwill is based on expected


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     future cash flow from a hanger facility to be constructed for a major corporation. Goodwill will be reviewed periodically to determine the correctness of the amortization based on undiscounted cash flow. At September 30, 1994 the balance of $150 was a certificate of deposit which supported a letter of credit to the Illinois Environmental Protection Agency. Closure of the remediation project was received during fiscal 1995 and the return of the letter of credit was requested. It was not returned until November 1995, but the certificate of deposit was reclassified to the cash account at September 30, 1995 because it matured on November 23, 1995.

12.  Concentration of Credit Risk

     Financial instruments that are potentially subject to credit risk consist principally of cash equivalents and trade receivables. Cash equivalents are placed with high credit quality financial institutions. At September 30, 1995, no customer receivable exceeded 5% of total assets. The Company generally requires no collateral from its customers, however, a deposit is required on major work in process.

13.  Reclassification

     The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

NOTE C - INVENTORIES

Inventories are classified as follows:
                                                         Year Ended Sept. 30
                                                             1995     1994
Aircraft parts and accessories, oil and
  supplies less reserves for obsolete
  and slow-moving, excess quantity and
  damaged items of $49 and $85 respectively                  $ 55     $342

Fuel                                                           47       57

Work in process                                                73       55
                                                             $175     $454

NOTE D - FINANCING ARRANGEMENTS

Notes Payable - Affiliate

     Beginning in May 1990, the Company's then principal shareholder, Triton Energy Corporation (Triton), began to advance funds to the Company in the form of a series of short term notes in order to assist the Company in the resolution of certain existing liabilities and to supplement the operations of the Company. As of September 30, 1993, the amounts advanced under this arrangement aggregated $8,700. No funds were advanced in 1994. The notes provide for interest at 2% above prime. The rate at September 30, 1995 was 10.75%. These notes were included in the sale by Triton of it's equity position in the Company to Transtech Holding Company on May 20, 1994. (See Note J - Related Parties).

     On September 30, 1993 Triton purchased from Whitney Bank the Company's note in the amount of $6,910 of which Triton had been the guarantor. The terms of the note call for interest to accrue on the outstanding principal amount at the rate per annum equal to the Prime Rate, and for payment of quarterly principal amounts of $300, along with accrued interest, each March 31, June 30, September 30, and December 31 until the balance is paid in full. The note is collateralized by a


NOTE D - FINANCING ARRANGEMENTS - Continued

first priority interest, mortgage, assignment or lien on certain movable, immovable or real property, leasehold interest, equipment, accounts receivable, and inventory. This loan was also purchased by Transtech in May 1994, together with $2,723 of accrued interest and guarantee fees. (See Note J - Related Parties) Upon closing of the purchase from Triton, Transtech forgave a $2,723 portion of the debt it had just acquired, and entered into an agreement with the Company to forebear for three years collection of the remaining $15,610 of principal debt to the extent that payments would exceed 50% of the Company's available cash flow, and to eliminate the accrual of interest on that debt for a period of six months after the closing date. The amount of interest during that six month period was $657, which together with the $2,723 of debt forgiveness, was recorded as Additional Paid-in Capital. The $657 was recorded as a discount to the $15,610 of debt owed to Transtech and was amortized as interest expense over the six month period. $475 of amortized interest expense is included in the financial statements for the year ended September 30, 1994, and the remaining $182 is included in the financial statements for the year ended September 30, 1995. Interest has been accrued subsequent to the period over which the discount was amortized.

Notes Payable - Other

     On September 15, 1994 accounts payable totaling $351 due to Avfuel Corporation were converted into two notes. One note in the amount of $140 carried an interest rate of 8% and was payable in 59 equal monthly installments of principal and interest beginning October 7, 1994, with a final payment of $99 due on September 7, 1999. The other note in the amount of $211 carried an interest rate of 8% and was payable in 23 equal monthly installments of principal and interest beginning October 7, 1994, with a final payment of $86 due on September 7, 1996. The combined current portion of these notes of $109, was included in the financial statements at September 30, 1994 under the heading Current Maturities of Long-Term Debt - Other. Both of these notes were paid in full on December 31, 1994 in conjunction with the sale of the Company's facility in Tri-City, Michigan to Avfuel. (See Note I - Certain FBO Matters.)

     The Company's subsidiary, Beckett Aviation, Inc. ("Beckett"), was purchased in 1985 and continues to be obligated on outstanding industrial revenue bonds and notes in the amount of $3,590 at September 30, 1995, with current maturities of $40. These obligations are reflected in the consolidated financial statements of the Company. CSX, the original guarantor under the bonds and notes, continues to unconditionally guarantee the obligations.

     With respect to the industrial revenue bonds maturing in 2014 and 2013, the indenture agreement requires that a series of irrevocable letters of credit be maintained in the amount of the borrowings for as long as the obligations are outstanding. At September 30, 1995, the Company's subsidiary maintains irrevocable letters of credit which expire December 30, 1996 and May 30, 1997, respectively. If the letters of credit are not renewed, the bonds are subject to mandatory redemption.

     Pursuant to a financing agreement dated September 25, 1985, the PHH Group, Inc. ("PHH") has agreed to indemnify CSX if it is called upon pursuant to its guaranty of Beckett's obligations under the bonds. In accordance with an agreement dated June 1, 1988, Aero has pledged its Beckett stock as security for PHH's indemnification commitments and has also agreed to pay PHH a monthly standby fee calculated at a rate of 1% per annum on $7,600.

NOTE D - FINANCING ARRANGEMENTS - Continued

     The Company sold its Denver, CO facility in February 1994. The buyer, Denver JetCenter, Inc. contractually assumed all liability in connection with the payment of principal, interest, and related fees on the $3,500 industrial revenue bond. The proceeds of the bond were used to build the facility. Interest is paid monthly with the principal due in May 2013. The Company has not been released from this liability, however, by the issuer of the letter of credit which guarantees payment to the bond holders. Therefore, the Company will remain contingently liable for the payment of interest and principal, but will have legal recourse should Denver jetCenter fail to make any required payments. Denver JetCenter has agreed to reimburse the Company monthly for one-half of the PHH standby fee.

 Long-Term Debt
                                                              SEPTEMBER 30
                                                              1995        1994
Affiliate - Series of demand notes bearing interest
 at a floating rate (10.75% at September 30, 1995).
 Principal and interest were due December 30,
 1993, however, note holder has waived
 repayment until May 20, 1997 or as
 demanded thereafter.  1994 amount shown net
 of unamortized discount of $112.                          $ 8,700     $ 8,588

Affiliate - Installment note bearing interest
 at a floating rate (8.75% at September 30,
 1995).  Quarterly payments of $300 plus
 interest beginning June 1997.  1994 amount
 shown net of unamortized discount of $70.                   6,910       6,840

Industrial revenue bond bearing interest
 at a floating rate (3.81% at September 30,
 1995).  Interest is payable monthly and
 principal is due December 2014.                             3,500       3,500

Industrial development revenue note, with
 interest at 61% of prime (6.42% at
 September 30, 1995), as set by
 Nations Bank, payable in monthly
 installments of $3 excluding interest
 due January 1998.                                              90         134

Capital lease with interest imputed at 15.3%
 payable in monthly installments of $9
 including interest, until May 2001.                             -         398

Term note bearing interest at 8.00%, requiring
 monthly payments of $2, including interest,
 due September 1999.                                             -         140

Term note bearing interest at 8.00%, requiring
 monthly payments of $10, including interest,
 due September 1996.                                             -         211

Other notes payable                                             19           -
                                                            19,219      19,811

Less: Current maturities of long-term debt                      55         194

                                                           $19,164     $19,617

NOTE D - FINANCING ARRANGEMENTS - Continued

Maturities of Long-Term Debt

Annual maturities of long-term debt at September 30, 1995 are as follows:

      Year ending
     September 30,
         1996                                        $    55
         1997                                          9,344
         1998                                          1,210
         1999                                          1,200
         2000                                          1,200
      Thereafter                                       6,210
                                                     $19,219


NOTE E - INCOME TAXES

     In fiscal year 1994, the Company became subject to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company had not elected early adoption. The impact of implementing FAS 109 did not have a material effect on the financial statements.

     FAS 109 requires the recognition of future tax benefits, such as net operating loss carry forwards (NOL's), to the extent that realization of such benefits are more likely than not. At September 30, 1995, the Company had NOL carry forwards for tax purposes expiring as follows:

         2002                                        $ 1,321
         2003                                            680
         2004                                          5,468
         2005                                          5,641
         2006                                          6,050
         2007                                          4,424
         2008                                          3,056
         2009                                          2,942
         2010                                          2,077
                                                     $31,659


     The full amount of the deferred tax asset ($13,550 and $12,500 at September 30, 1995 and 1994, respectively) which primarily related to the NOL's was offset by a valuation allowance due to uncertainties associated with generating earnings sufficient enough to realize these tax benefits. In addition, the impact of the change in ownership (See Note J) could limit the amount of the tax benefit from NOL's.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

1.  Lease Commitments

     Ground operations are conducted from leased premises which include buildings and hangar facilities. The lease arrangements expire on various dates through 2007, with certain options for renewal. The terms of the leases provide for monthly payments of a fixed amount with certain escalation clauses and in some locations additional variable amounts based on fuel flowage or other factors.

     Future minimum lease payments for all non-cancelable operating leases having a term in excess of one year at September 30, 1995 are as follows:

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES - Continued

      Year ending
     September 30,
         1996                                       $    534
         1997                                            393
         1998                                            303
         1999                                            309
         2000                                            309
      Thereafter                                       1,682
                                                     $ 3,530

     Rental expense for all operating leases for each of the years ended September 30, 1995 and 1994 were $1,072 and $981, respectively.

     The Company subleases office space under short-term and long-term agreements to various aviation tenants. Such sublease agreements generally provide for a minimum monthly rent and certain renewal options. Sublease rental income included in net sales was $158 and $280, for the years ended September 30, 1995 and 1994.

2.  Letters of Credit

     At September 30, 1995, the Company has an outstanding letter of credit totaling $5. Pledged against this letter of credit are $5 in restricted certificates of deposit.

3.  Litigation

     The Company is subject to several complaints filed over the last several years in different courts or administrative agencies by different individual former employees challenging the termination of their employment by the Company on a variety of grounds. These claims are encountered in the ordinary course of business, and in the opinion of management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position, cash flow, and operations in excess of accruals already recorded. Management believes that it has established adequate reserves for all of these claims.

     In October 1992, Mary Ann Durette filed an action, individually and as executrix, in North Carolina Superior Court, Wake County, against the Company, Hess Aviation, Inc., Donald Weinhold and others seeking compensatory damages in no specified amount resulting from a fatal aircraft accident which occurred in December 1991. The co-defendants are Weinhold, the pilot of the aircraft and a related company, and Hess, the company which performed an annual inspection on the aircraft in November 1991. The pilot had brought the aircraft to the Company for service after an incident in the spring of 1991. The Company removed one engine and propeller, sent them respectively to Triad Aviation, Inc. and H & H Propeller Services for repair, and thereafter reinstalled them on the aircraft. The Company has filed third party claims against both Triad and H & H for contribution and indemnity in the event of liability. The Company has been defending the claims through legal counsel engaged by the Company's liability insurance carrier. In November 1995, the Company was advised by legal counsel that these claims were subject to a proposed settlement. The Company's share of the settlement is $350, with approximately $30 being uninsured. An attorney for the Company negotiated the liability in this matter down to a total of $10 which was paid in January 1996. The Company accrued the potential liability of $330 and has recorded a receivable from the insurance company in the amount of $320 at September 30, 1995.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES - Continued

     By letter of December 21, 1995, the Company was advised that the Company had lost, in a binding arbitration proceeding, the defense of a claim by Continental Airlines for alleged defective repairs performed by the Company. The total amount awarded to Continental Airlines is $486.
At this point, the Company has not been officially advised as to the portion of this award that is uninsured, but the Company's insurance agent has unofficially estimated the amount to be approximately 10% of the total. At September 30, 1995 the Company has accrued $486 for this liability and has recorded a receivable from the insurance company of $436.

     On September 8, 1995, the United States District Court in Arizona entered a Consent Decree which resulted in the settlement of all claims against the Company brought by Don't Waste Arizona, Inc. The settlement arrangements, incorporated into the Consent Decree, required the payment of $10 by the Company.

     On December 19, 1994 the Company received its first notice of tax due from the State of New York in the amount of $163,000 for a diesel motor fuels tax resulting from an audit performed in September 1994. The first assessment covered the quarter ended November 30, 1991. The audit period covered July 1991 through November 1993, when the Company sold its facility in New York. Additional assessments for the period December 1, 1991 through August 31, 1992 have been received by the Company reflecting assessments in the additional amount of $502,000. Based on current information, it is anticipated that the total assessments for the audit period will be approximately $1,400,000. Management has authorized the Company's accountants to file appeals of all such assessments, and several such appeals are currently pending and management intends to request dismissal of these assessments. However, based upon additional research by the Company's tax accountants and discussions with representatives of New York state, the Company's management has decided to recognize the potential liability in full and the financial statements at September 30, 1995 include an accrual of $1,457,000 for these assessments.

     During fiscal 1993, the Company was informed through legal counsel that the Company was liable for ad valorem taxes at one of its facilities previously believed to be tax exempt. Based on assessments and prevailing tax rates provided, the Company has calculated and accrued for a tax liability, including penalties and interest, of $1,350, covering the calendar years of 1987 through 1994.

     During fiscal 1995, the Company incurred $229 in legal expense and $25 for legal settlements.

     The Company is also exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters, as well as those discussed above or referenced elsewhere in this report, will not have a material adverse effect on the Company's financial position, cash flow, and operations in excess of what has already been recorded. Management believes that it has established adequate reserves for all of these claims.

4.  Environmental Matters

     The Company's business involves the storage, handling and sale of fuel, and the provision of mechanical maintenance and refurbishing services which involve the use of hazardous chemicals. Accordingly, the Company is required to comply with federal, state and local provisions which have been enacted to regulate the discharge of material into the environment or otherwise relate to the protection of the environment.

4.  Environmental Matters (Continued)

     During fiscal 1995, based on a report by the environmental engineering firm overseeing the project, the Company increased the reserve for environmental cleanup by $237 for a previously owned site in Wisconsin. There were no increases required in 1994. The Company also incurred expenses of $4 and $16, respectively, for routine items such as waste oil removal and underground tank testing.

     During fiscal 1991, Triton provided the Company with a guarantee to satisfy the USEPA regulations requiring proof of financial responsibility for underground storage tank (UST) petroleum spill clean-up and third party liability, which is $1 million per occurrence and/or a $1 million maximum. This guarantee expired in April 1994. However, all the states in which the Company owns or operates USTs have state operated "trust funds" which could reimburse the Company for certain clean-up costs and liabilities incurred from USTs thereby satisfying the financial responsibility requirements of the EPA. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on USTs or fuels purchased within each respective state. The coverages afforded by each state vary, but generally provide up to $1,000 for the clean-up of environmental contamination and most provide for third party liability as well. The funds require the Company to pay deductibles ranging from $5 to $50 per occurrence.

NOTE G - SAVINGS PLAN

     The Company has an "Employees Tax Sheltered Retirement Plan." Employees who have completed one year with a minimum of 1000 hours of service are eligible to participate. To participate the employee must make contributions to the plan through salary reduction pursuant to
Section 401(K) of the Internal Revenue Code. The Company matches contributions in an amount equal to 25% of the first 2% contributed by the employee. Employees are immediately 100% vested in their contributions, but 100% vesting in the Company's contributions does not occur until after one year as a plan member. The Company's contributions to the plan for the years ended September 30, 1995 and 1994 were not significant.

NOTE H - REDEEMABLE PREFERRED STOCK AND STOCK WARRANTS

Series A Cumulative Convertible Preferred Stock

     During fiscal 1986, the Company completed a public offering of 422,000 units, each unit consisting of one share of Series A Cumulative Convertible Preferred Stock ("Series A preferred stock") and two common stock purchase warrants ("warrants"). Under the terms of the offering, the holders of the Series A preferred stock are entitled to receive cumulative cash dividends at the annual rate of $.96 per share and to preference in liquidation over common stockholders of $13.50 per share, plus accrued and unpaid dividends. Dividends are cumulative from date of issue and payable quarterly, except in certain instances in which the Company is not required or may decline to pay such dividends. Each share of Series A preferred stock is convertible into four shares of common stock at an initial price of $3.375 per share, subject to adjustment.

     The Series A preferred stock is subject to mandatory redemption at the rate of 7-1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August l, 2006. The mandatory redemption price is $13.50 per share plus accrued and unpaid dividends. The excess of the mandatory redemption price over the net proceeds received by the Company is accreted during the period in which the stock is outstanding. Periodic accretion based on the interest method is charged to common stock.

NOTE H - REDEEMABLE PREFERRED STOCK AND STOCK WARRANTS - Continued

     The Company has the option, subject to payment of full dividends, to redeem the Series A preferred stock in whole or in part at $13.50 per share for the year ended August 1, 1994 and thereafter.

     Triton was the holder of 228,540 shares of outstanding Series A preferred stock at September 30, 1993, but sold 93,947 shares to Transtech Holding Company in May 1994.

     If the Company fails to (i) pay six quarterly dividends or (ii) make two scheduled mandatory redemptions, then the holders of the Series A preferred stock, voting as a class, are entitled to elect two additional members to the Board of Directors. As of September 30, 1990, the Company had failed to pay six quarterly dividends, and therefore the holders of the Series A preferred stock, voting as a class, were entitled to, and did elect two members to the Board of Directors. These directors resigned during 1993 and were replaced at the annual shareholders meeting held May 17, 1995. No dividends were paid in 1994 or 1995.

     There are also certain restrictions against the payment of dividends and certain other distributions on common stock and against the acquisition of common stock by the Company unless all accrued dividends have been paid and all required mandatory redemptions effected.

     Total dividends in arrears relating to Series A preferred stock amounted to $2,261 at September 30, 1995.

     At September 30, 1995, the Company has reserved 1,076,740 shares of common stock for the conversion of outstanding Series A preferred stock.

Series B Cumulative Convertible Preferred Stock

     In August 1987, the Company completed a private offering to an existing shareholder of 250,000 shares of Series B Cumulative Convertible Preferred Stock ("Series B preferred stock") at a price of $4.00 per share. The holder of the Series B preferred stock is entitled to receive
cumulative cash dividends   at a dividend rate of 8% per annum and to
preference in liquidation over common stockholders of $12.00 per share, plus accrued and unpaid dividends. Dividends are cumulative but not to be paid unless Preferred A dividends are current. In the event of non-payment of Series A dividends, the dividend rate becomes 12%.

     Each share of Series B preferred stock was convertible into six shares of common stock at an initial price of $2.00 per share, subject to adjustment. Triton held all of the 250,000 shares and, in May 1994 converted all of them to 1,500,000 shares of common stock, which were then sold to Transtech.

NOTE H - REDEEMABLE PREFERRED STOCK AND STOCK WARRANTS - Continued

    The following is a schedule of the changes in Redeemable Preferred Stock for the years ended September 1995 and 1994.

                            Series A            Series B
                            Shares      Amount  Shares     Amount    Total

Balance September 30, 1993   269,185   $5,085   250,000    $4,856    $9,941

Accretion of Series A
  Preferred Stock                 -        45         -         -        45

Dividends in Arrears              -       258         -       180       438

Conversion of Series B
  Preferred Stock                 -        -   (250,000)   (5,036)   (5,036)

Balance September 30, 1994  269,185     5,388         0         0     5,388

Accretion of Series A
  Preferred Stock                 -        46         -         -        46

Dividends in Arrears              -       258         -         -       258

Balance September 30, 1995  269,185    $5,692         0  $      0    $5,692

Stock Options

    The Company maintains a Stock Option Plan (the "Plan"), which provides for the granting of stock options to officers and other key employees of the Company. Stock appreciation rights in the same amounts have been granted to holders of stock options and can be exercised by surrendering related stock options. At September 30, 1995 the Company has 450,000 options and related stock appreciation rights outstanding and reserved for issuance under the Plan. There were no awards granted in 1995 or 1994. The options and related stock appreciation rights generally vest over three years. At September 30, 1995, fully vested options exercisable totalled 340,000 with an average exercisable price of $1.31 per share.

    Prior to establishment of the Plan, the Company on December 10, 1987, granted non-qualified stock options to Robert L. Starer, then President and Chief Executive Officer, to acquire 1,000,000 shares of common stock at a price of $2.00 per share. As of September 30, 1995, the Company has reserved 1,000,000 shares in connection with Mr. Starer's options.

NOTE I - CERTAIN FBO MATTERS

    During fiscal 1990, the Company developed and began implementing a strategic business plan that was designed to return the Company to profitability. Part of this plan was to sell or close unprofitable operations and to sell certain FBO's as required to generate working capital. The Company has recorded losses on individual base values at the time of consummation or when a loss is probable. Alternatively, gains on individual bases had been deferred until the ultimate consummation of the divestiture plan. During fiscal 1994 the Company completed the business plan by selling its facilities at White Plains, NY, Morristown, NJ, Denver, CO, and the remaining portion of Raleigh-Durham, NC.

NOTE I - CERTAIN FBO MATTERS - (Continued)

    With the sale of Triton's major portion of its equity in the Company (see Note J) came the resignation of three directors, including John Pugh, the Chairman. These positions were filled in May 1994 by two officers and one director of Transtech Holding Company, Inc., the acquirer of Triton's holdings. The reorganized Board of Directors decided that the Company's continued existence required additional facility sales with the proceeds being used to purchase other FBOs that will contribute operating income. Under this plan the Company has sold its facilities at Richmond, VA, Scottsdale, AZ, Freeland, MI, and Youngstown, OH producing gross proceeds of $3,933 and has purchased a facility at Morgantown, WV for $390. The Company has been actively negotiating for the purchase of several additional FBOs which will provide the needed operating income. There can be no assurances that the Company can obtain additional financing for acquisitions.

    Following is a discussion of each FBO effected by either plan during 1994 and 1995.

Morgantown - On December 23, 1994, in anticipation of acquiring all of its outstanding stock, the Company advanced $150 to Mountain State Flight Services, Inc. (Mountain State), a West Virginia corporation, which operates an FBO at the Morgantown, WV airport. The advance was secured by a promissory note bearing interest at the rate of nine percent per annum, and due and payable on February 22, 1995. R. Ted Brant, the Chairman of the Board of Directors and Chief Executive Officer of the Company was also President of, and a shareholder of, Mountain State. Another $30 was advanced on February 3, 1995 and an additional $100 was advanced on February 21, 1995, secured by a promissory note. On April 1, 1995, the Company bought 100% of the outstanding stock of Mountain State for $110. There was no repayment of any of the $280 of notes prior to the purchase and were considered as part of the acquisition cost. Operating results for 1995 from the date of acquisition were: Sales of $439 produced a net loss of ($16).

Youngstown - On February 10, 1995 the Company sold its facility at the Youngstown, OH airport for $120 for the fixed assets and $463 for various inventories, including work-in-process. A gain of $76 was recorded as a result of the sale. The Company had been operating on a month-to-month lease since July 1994 while negotiating with the airport authority for renewal terms. When management determined that it could not obtain favorable terms, they decided to sell the assets. Financial results at this location during fiscal 1994 were as follows: Sales $3,073; Operating Loss ($137). During the four months in 1995 the facility was owned, it produced sales of $1,181 with an operating loss of ($41).

Tri-City - On September 15, 1994 the Company entered into an agreement to sell its facility at the Tri-City Airport in Freeland, MI for $300 plus the assumption of a $387 note payable due on a capital lease included in the sale, resulting in a gain of approximately $217. Settlement was made in late December 1994. The gain was recognized in fiscal 1995. Financial results at this location during fiscal 1994 were as follows: Sales $1,604; operating loss ($74). During the three months in 1995 the facility was owned, it produced sales of $510 with an operating profit of $18.

Richmond - On September 30, 1994 the Company sold its facility at the Richmond, VA Richard E. Byrd International Airport for $2,050 resulting in a gain of $839. Financial results at this location during fiscal 1994 were as follows: Sales $3,698; operating income $116.

NOTE I - CERTAIN FBO MATTERS - (Continued)

Scottsdale - On September 8, 1994 the Company sold its facility at the Scottsdale, AZ airport for $1,000 resulting in a loss of $60. Financial results at this location during fiscal 1994 were as follows: Sales $3,478; operating loss ($62).

Houston - In July 1994 the Company entered into a 12 month lease with Eagle Directions, Inc. to operate the Eagle Air FBO on Houston's Hobby Airport, where the Company had been operating a maintenance only FBO on a month-to-month lease. The extended approval process delayed actual possession from occurring until November 21, 1994. The agreement contains an option to purchase the facility with the owner providing financing. This is a full service FBO and the Company relocated its maintenance operations and terminated the month-to-month lease. By September 1995, the results of operations convinced management that they would not exercise the purchase option or extend the lease with Eagle Air. On November 8, 1995 the Company assigned its interest in the sublease and option agreement together with the fixed assets situated at the facility to TigerAir, Inc., a Texas corporation formed by Wallace E. Congdon, the then President of the Company. In consideration of the assignment, TigerAir paid $250 in the form of a non-interest bearing promissory note due and payable on the first to occur of: (1) TigerAir's subsequent sale of the Houston FBO; (2) a change in ownership of TigerAir; or (3) the third anniversary date of the date of closing. Effective as of the closing, Mr. Congdon resigned as President and as a director of the Company. Based on the results of operation during 1995, the Company believes significant uncertainties exist as to the ability of TigerAir to generate the required cash necessary to repay the note. Therefore, the Company will elect to defer recognition of the gain on this sale.

Denver - On February 19, 1994 the Company sold its facility at Arapahoe County Airport in Colorado. The purchase price was the assumption by the buyer of the obligations of Beckett of the industrial revenue bond related to that facility in the amount of $3,500. (See Note D, Financing Arrangements). A gain of $16 was recognized on the sale in fiscal 1994 as a result of a $224 writedown of assets in fiscal 1993.

Westchester - On November 12, 1993 the Company sold its facility at Westchester County Airport in White Plains, New York for $4,000, resulting in a gain of $995.

Morristown - On November 12, 1993 the Company sold its facility at the Morristown, New Jersey airport to Jet Support Systems, Inc. for $850, resulting in a gain of $122.

Raleigh-Durham - This facility was sold on July 31, 1993 but the Company leased back the space required to maintain the avionics and maintenance departments. In November 1993 these departments were sold for $50, resulting in a gain of $18.

Cleveland - This facility was sold on September 16, 1993 for $1,000, but recognition of the resulting gain of $535 was deferred until fiscal 1994 upon the completion of the Board of Directors 1990 divestiture plan.

NOTE J - RELATED PARTIES

    During December 1989 the Company entered into an amended and restated loan agreement with its principal bank. In connection with that agreement Triton agreed to provide certain financial guarantees in an amount determined by formula. During fiscal 1991, Triton fully guaranteed the loan. The Company agreed to compensate Triton for its guarantee. Through September 30, 1993 when Triton assumed this debt, the Company accrued $497 in guarantee fee, of which no amounts had been paid. The $497 was included in the sale by Triton to Transtech of its interest in the Company.

NOTE J - RELATED PARTIES - (Continued)

    Beginning in May, 1990, the Company's then principal shareholder made cash advances to the Company at prime plus 2% pursuant to promissory notes authorized by the Company's Board. As of September 30, 1994 advances by Triton to the Company totalled $8,700, plus accrued interest of $2,229 of which no amounts had been paid. The $2,229 of accrued interest was included in the sale by Triton to Transtech of its interest in the Company.

    In May 1994 Triton sold the majority of its equity in the Company to Transtech (See Note D, Notes Payable - Affiliate). During May 1994, Transtech extended a $300 line of credit to the Company which was drawn down in full. In September 1994 the Company repaid the line of credit in full. At September 30, 1995, Transtech owned 42.2% of the Company's common stock and 34.9% of the Company's preferred. The Company is also indebted to Transtech in the amount of $15,610. During fiscal year 1995, $1,334 of interest expense was recorded against the $15,610 loans due to Transtech, and $809 was paid. At September 30, 1995 the Company has $532 of accrued interest due to Transtech recorded on the financial statements.

    In addition, in consideration for the extension of credit and debt forgiveness and restructuring, the Company granted to Exxon (which had financed Transtech's acquisition of the Company's Common and Series A stock) a mortgage on the Company's leasehold interests at Tri-City Airport, Freeland, MI. The Company also entered into agreements with Exxon whereby Exxon will supply fuel to the Company at its locations at Chicago (Midway), IL; Freeland, MI; Scottsdale, AZ, and Youngstown, OH.
In July 1994, the Company was named by Avfuel Corporation as a cross defendant in an action commenced against Triton, claiming that the Company was contractually obligated to purchase from Avfuel all of its aviation fuel requirements. A settlement agreement was reached in September 1994 resulting in Avfuel continuing to supply fuel at Tri-City, MI, and cancellation of Exxon's fuel agreement there. Also, Exxon agreed to the release of the mortgage on the leasehold interest at Tri-City, which the Company sold to Avfuel in December 1994.

    In August 1994, the Company entered into an agreement with Transtech to provide accounting services to three fixed base operations, reduced to two in April, 1995, that were owned or controlled by Transtech. The agreement provided for a monthly fee of twenty-six hundred dollars, reduced to eighteen hundred in April, 1995. Through September 30, 1995, the Company has billed Transtech $43 of which $14 has been paid. The balance of $29 was paid by November 1995.

    On April 1, 1995, the Company purchased 100% of the outstanding stock of Mountain State Flight Services, Inc., a West Virginia corporation for $390. Eighty percent of the stock was owned by Valley Air Services, Inc., whose officers include R. Ted Brant, President and Chief Executive Officer; Maurice A. Lawruk, Vice President; and Bobby R. Adkins, Secretary/Treasurer. In addition, Mr. Brant and Mr. Lawruk each owned personally 7.5% of the stock, and Mr. Adkins owned 2%.

    On November 8, 1995 the Company assigned its interest in the sublease and purchase option agreement at Houston's Hobby Airport, together with fixed assets situated at the facility, to TigerAir, Inc., a Texas corporation formed by Wallace E. Congdon, the then President of the Company. In consideration of the assignment, TigerAir paid $250 in the form of a non-interest bearing promissory note. Effective as of the closing, Mr. Congdon resigned as President and as a Director of the Company.

NOTE J - RELATED PARTIES - (Continued)

    On May 31, 1994 the Board of Directors appointed Christopher M. Cicconi, Esquire as the Company's Corporate Secretary. They also selected the law firm of Eckert Seamans Cherin & Mellott, of which Mr. Cicconi is a partner, as the Company's chief legal counsel. During fiscal 1994, the Company was billed $76 for legal services by Mr. Cicconi's firm. During fiscal 1995, the Company was billed an additional $179 for legal services. At September 30, 1995 the Company had outstanding amounts due Eckert Seamans Cherin & Mellott of $30.

NOTE K - SUBSEQUENT EVENTS

    On January 30, 1996 the Company entered into an agreement with Jason IV Aviation, Inc. (Jason IV) to participate in the ownership of a combination of two FBOs at Lakefront Airport in New Orleans, including one that the Company owns there. Jason IV also operates at the airport. Actual details of the agreement are being worked out.

           Aero Services International, Inc. and Subsidiaries

              EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(Dollar amounts in thousands, except share and per share amounts)



Primary loss per common and common            Year Ended
 equivalent share                         September 30, 1995

Average common shares outstanding               6,998,052


Net Loss                                       $    3,666
Add:
  Dividends on Series A
  Cumulative Convertible Preferred Stock              258
  Accretion of Series A Cumulative
  Convertible Preferred Stock                          45

                                               $    3,969

Net Loss per common share
  and common equivalent share                  $        0.57




Note (1)

    The Series A Cumulative Convertible Preferred Stock is not considered as common stock equivalents in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


Note (2)

    The effect of the assumed exercise of the common stock options is antidilutive.

    Fully diluted loss per share is antidilutive and therefore not presented.

           Aero Services International, Inc. and Subsidiaries

              EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(Dollar amounts in thousands, except share and per share amounts)



Primary loss per common and common            Year Ended
 equivalent share                         September 30, 1994

Average common shares outstanding               6,044,627


Net Loss                                       $      372
Add:
  Dividends on Series A and Series B
  Cumulative Convertible Preferred Stock              438
  Accretion of Series A Cumulative
  Convertible Preferred Stock                          45

                                               $      856

Net Loss per common share
  and common equivalent share                  $        0.14




Note (1)

    The Series A and Series B Cumulative Convertible Preferred Stock are not considered as common stock equivalents in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


Note (2)

    The effect of the assumed exercise of the common stock options is antidilutive.

    Fully diluted loss per share is antidilutive and therefore not presented.