Form 10KSB/A
period 1995-09-30
AERO SERVICES INTERNATIONAL INC
filed 1996-03-04
CIK 350200

THE PURPOSE OF THIS AMENDMENT IS TO ADD THE FINANCIAL DATA SCHEDULE

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                            FORM 10-KSB - AMENDMENT #1

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