Form 10QSB
period 1995-12-31
AERO SERVICES INTERNATIONAL INC
filed 1996-03-04
CIK 350200

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1995

      TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                     to


                    Commission file number     0-10190-0


                       AERO SERVICES INTERNATIONAL, INC.
                    (Exact name of small business issuer as
                           specified in its charter)


             LOUISIANA                                  72-0385274
   (State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)


                  660 Newtown-Yardley Road, Newtown, PA 18940
                    (Address of principal executive offices


                                (215) 860-5600
                          (Issuer's telephone number)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 1996: Common stock (without par value) 6,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No
 x




            AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES

                                  INDEX






PART I -  Financial Information                              Page Number


Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
December 31, 1995 (unaudited) and
September 30, 1995 (audited)                                       2

Consolidated Statement of Earnings
three months ended December 31, 1995
and 1994 (unaudited)                                               3

Condensed Consolidated Statement of Cash Flows
three months ended December 31, 1995 and 1994
(unaudited)                                                        4

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                        5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation              8


PART II - Other Information

Item 1.  Legal Proceedings                                        10

Item 6.  Exhibits and Reports on Form 8-K                         11
              AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS                                                  As of        As of
                                                    December 31   September 30
                                                        1995          1995
CURRENT ASSETS
 Cash                                                 $  217        $  455
 Restricted cash                                           5             5
 Customers receivables, less allowance for
   doubtful accounts of $44 and
   $37, respectively                                     338           229
 Other receivables                                     1,087         1,045
 Inventories                                              67           175
 Prepaid expenses and other current assets                75            63

TOTAL CURRENT ASSETS                                   1,789         1,972

PROPERTY AND EQUIPMENT, NET                            2,083         2,142

ASSETS HELD FOR SALE AT NET BOOK VALUE                    14            25

OTHER ASSETS                                             364           357

TOTAL ASSETS                                         $ 4,250        $4,496


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Current maturities of long-term debt - other       $    52       $    55
 Accounts payable - trade                               596           648
 Accrued expenses
   Property, payroll, and other taxes                 3,095         3,037
   Other                                              1,911         1,945
   Affiliate                                            832           532
TOTAL CURRENT LIABILITIES                             6,486         6,217

LONG-TERM DEBT, less current maturities
 Affiliate                                           15,610        15,610
 Other                                                3,543         3,554
TOTAL LONG-TERM DEBT                                 19,153        19,164

OTHER LONG TERM LIABILITIES                             296           343

REDEEMABLE PREFERRED STOCK                            5,768         5,692

STOCKHOLDERS' DEFICIT
 Common stock                                         8,399         8,399
 Additional paid-in capital                           3,303         3,380
 Accumulated deficit                                (38,918)      (38,462)
                                                    (27,216)      (26,683)

   Less:  Common stock in treasury                      237           237

TOTAL STOCKHOLDERS' DEFICIT                         (27,453)      (26,920)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $ 4,250       $ 4,496




NOTE: The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date and condensed.

See Notes to Condensed Consolidated Financial Statements.
              AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED
                             STATEMENT OF EARNINGS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                      1995          1994


NET SALES                                            $2,526        $3,442

COST AND EXPENSE

Cost of sales                                        $1,226        $1,744
Departmental costs                                    1,038         1,507
Administrative costs                                    294           304
Interest expense - other                                 52            62
Interest expense - affiliate                            387           351

                                                     $ (471)       $ (526)
Gain on sale of certain FBO
 operations                                                           217
Other income/(expense), net                              15           129


NET (LOSS)                                           $ (456)       $ (180)


(Loss) per common and
 common equivalent share                             $ (.08)       $ (.04)




































See Notes to Condensed Consolidated Financial Statements.
                       AERO SERVICES INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (Loss)                                             $ (456)       $ (180)

 Adjustments to reconcile net income to
   net cash provided by operating activities:
 Depreciation and amortization                              81            84
 Provisions for obsolete, slow-moving & excess
   inventory                                                 -             2
 Provision for losses on accounts receivable                 6            12
 Amortization of discounted note payable                     -           182
 (Gain) loss on sale of fixed assets                       (31)         (217)
 Other                                                      33          (114)
 Change in assets and liabilities:
 (Increase) decrease in accounts receivable               (115)          550
 (Increase) decrease in other receivables                  (42)            -
 (Increase) decrease in notes receivable - affiliate         -          (150)
 (Increase) decrease in inventory                          108           (20)
 (Increase) decrease in other current assets               (12)          (45)
 (Increase) decrease in other assets                        (7)            -
 Increase (decrease) in accounts payable                   (52)         (709)
 Increase (decrease) in property,
   payroll, and other taxes                                 58           (15)
 Increase (decrease) in other current liabilities          (34)         (281)
 Increase (decrease) in other liabilities - affiliate      300           119
 Increase (decrease) in other long term liabilities        (47)          (34)

 Total adjustments                                         246          (636)

 Net cash provided by (used in) operating activities      (210)         (816)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                       (15)          (19)
 Proceeds from sale of fixed assets                          -           393

 Net cash from (used in) investing activities              (15)          374

CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payment of notes payable                          -          (356)
 Principal payments of long-term debt                      (13)          (17)

 Net cash provided by (used in) financing activities       (13)         (373)

 Net increase (decrease) in cash & cash equivalents       (238)         (815)
 Cash and cash equivalents at beginning of year            455         2,406

 Cash and cash equivalents at end of first fiscal
   quarter                                              $  217        $1,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the quarter for:
   Interest                                             $  139        $  114
   Income taxes                                              -             2




See Notes to Condensed Consolidated Financial Statements.
NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1995, consolidated statement of earnings for the three month period ended December 31, 1995 and 1994, and the condensed consolidated statement of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 annual report on Form 10-KSB. The results of operations for the periods ended December 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2:  CASH AND SHORT-TERM SECURITIES

The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3:  INVENTORIES

Inventories are classified as follows:
                                                 DECEMBER 31      SEPTEMBER 30
                                                     1995             1995


Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $48 and $49, respectively                         $43             $ 55
Fuel                                                   24               47
Work-In-Process                                         -               73

                                                     $ 67             $175


NOTE 4:  OTHER RECEIVABLES

The balances at December 31 and September 30 both include $756 of receivables due from insurance companies for lawsuits against the Company. A liability of $816 is recorded in Accrued Expense - Other, with the difference representing the Company's deductible amount of insurance.

NOTE 5:  OTHER ASSETS

The balance at December 31 and September 30 is the unamortized portion of goodwill, which totalled $373, that was recorded as the result of the acquisition of Mountain State Flight Services Inc. on April 1, 1995. The goodwill is being amortized over 141 months from the date of the acquisition.

NOTE 6:  ACCRUED PROPERTY, PAYROLL, AND OTHER TAXES

Included in the balances both at December 31 and September 30 is an accrual of $1,457 for a New York motor fuels tax assessment which is being appealed, and respectively, $1,547 and $1,496 for property taxes.
NOTE 7:  LONG-TERM DEBT

The balance of $15,610 in Long-Term Debt-Affiliate are the notes due Transtech Holding Company, Inc. (Transtech). Included in Long-Term Debt-Other at December 31 and September 30, respectively, are $3,540 and $3,550 due on industrial revenue bonds.

NOTE 8:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 42.2% of common stock and 34.9% of preferred) in the amount of $15,610. Relative to this debt, the Company had accrued interest of $532 and $832, respectively, at December 31 and September 30. During the three months ended December 31, 1995 the Company paid $90 of interest to Transtech.

The Company provides accounting services to Transtech for two fixed base operations owned by it for a monthly fee of eighteen hundred dollars.

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

NOTE 9:  CERTAIN FIXED BASED OPERATION (FBO) MATTERS

In consideration of the assignment of the Company's interest at Houston's Hobby Airport (see Note 8) TigerAir paid $250 in the form of a non-interest bearing promissory note due and payable on the first to occur of:
(1) TigerAir's subsequent sale of the Houston FBO; (2) a change in ownership of TigerAir; or (3) the third anniversary date of the closing. Based on the results of operations during 1995, the Company believes significant uncertainties exist as to the ability of TigerAir to generate the required cash necessary to repay the note. Therefore, the Company has elected to defer recognition of a $236 gain generated by this sale. This gain has been recorded in the financial statements at December 31 as an offset to the $250 note receivable and the net result of $14 is included in Other Assets.

On January 30, 1996 the Company entered into an agreement with Jason IV Aviation, Inc. (Jason IV) to participate in the ownership of a combination of the Company's current facility and one owned by Jason IV at Lakefront Airport in New Orleans. Details of the agreement are being worked out.

NOTE 10:  CONTINGENT LIABILITIES

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

At September 30, 1995, the Company had accrued $490 for expenses related to environmental protection, assessment and remediation matters at certain locations. At December 31, 1995, the financial statements of the Company included accruals for resolution of environmental matters in the amount of $502 based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.

The expenditures and accruals for environmental matters are specific in nature to identified situations at Company locations. The Company is presently responsible for remediation projects at two locations previously sold. Closure of one of these locations has been requested of the appropriate EPA officials, but it may be many months before a decision is rendered. Due to uncertainties related to estimating both elapsed correction time and the effectiveness of environmental remediation techniques utilized to correct non-compliance situations, the Company may incur additional costs in future periods related to these same situations.

B.  Litigation

Please refer to Part II, Item 1 on page 10 for a full discussion of current litigation matters.

                      ART I - FINANCIAL INFORMATION
              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                                                  Three Months Ended
                                                     December 31,
                                                  1995          1994

Net Sales                                        100.0%        100.0%
Cost of Sales                                     48.5          50.7
Departmental costs                                41.1          43.8
Administrative costs                              11.6           8.8
Interest expense (Net)                            17.4          12.0
Other income/(expense)                             0.6          10.1
Net loss                                         (18.1)         (5.2)

Revenues for the three months ended December 31, 1995 declined 27% as compared to the same period for the previous year to $2,526. These declines are the result of certain FBO sales in fiscal 1994 and 1995. In order to compare the results of continuing operations, a statement of earnings for both periods is presented below, including only those two FBOs which were in operation during all of both periods, plus Mountain State Flight Services, Inc., which was acquired on April 1, 1995.

                                        CONTINUING OPERATIONS
                                   THREE MONTHS ENDED DECEMBER 31,
                           1995          %              1994          %

Net Sales                 $2,139       100.0           $1,824       100.0

COST AND EXPENSE
Cost of Sales                999        46.7              876        48.0
Departmental costs           924        43.2              726        39.8
Administrative costs         275        12.9              208        11.4
Interest expense             440        20.5              409        22.4

                            (499)      (23.3)            (395)      (21.7)
Other income, Net             16         0.7               36         2.0

NET (LOSS)                $ (483)      (22.6)          $ (359)      (19.7)


As shown above, revenues at continuing operations increased $315 (17.3%) with $224 being attributed to Morgantown. Fuel volume increased 2.4% with no significant increase in revenue. The major source of increased revenue resulted from a fueling contract with an airline which began in October 1995, and contributed $141 of additional sales.

Cost of sales decreased 1.3% as a percentage of sales in the current quarter.

Departmental costs increased $198 during the current quarter, with $97 of the increase at Morgantown. Another $89 was due to additional employees and equipment rental needed as a result of the airline fueling contract.

Administrative costs increased $67 during the current quarter, with $11 of the increase at Morgantown. Last year included $50 of bad debt recovery, a non-recurring event.

                      ART I - FINANCIAL INFORMATION
              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

Working capital deficiency at December 31, 1995 increased by $452 to ($4,697) from September 30, 1995. Current assets decreased $183 primarily as a result of a reduction in cash of $238. Current liabilities increased $269 primarily as a result of a $300 increase in accrued interest due to affiliate.

Operations during the three months ended December 31, 1995 used $210 of cash. The two major reasons for this were an increase in accounts receivable of $115 and a decrease in accounts payable of $52. Cash was used to purchase fixed assets of $15 and to reduce long term debt of $13, accounting for the total reduction in cash of $238.

As discussed in the Company's Form 10-KSB for the year ended September 30, 1995 management has decided that the best chance to maintain the viability of the Company is to sell the remaining assets and use the proceeds to pay the current liabilities. The market value of these assets is estimated to be such that, if sold, they would produce sufficient cash to achieve this goal with some additional remaining to be used for reinvestment. Several investment bankers have indicated an interest in financing two or three major acquisitions if this plan is successful and Transportech subordinat-ed its debt, primarily because the Company would retain approximately $24 million of net operating loss carryforward for tax purposes. Negotiations are underway for the sale of the Company's facility at Chicago. The successful completion of this plan, however, can be no guarantee that the Company can be returned to profitability or maintained as a going concern.

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

(DOLLAR AMOUNTS IN THOUSANDS)

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

            11.1  Computation of per Share Loss.

            27.0  Financial Data Schedule

      (b)   Reports on Form 8-K:  None.
           AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
              EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                        Three Months Ended
                                                           December 31,
                                                        1995           1994

Primary loss per common and common equivalent share
  Average common shares outstanding                  6,998,052     6,998,052


Net Loss                                            $    (456)     $    (180)
Add:
Dividends on Series A cumulative
  convertible preferred stock                             (65)           (65)
Accretion of Series A cumulative
  convertible preferred stock                             (12)           (11)

                                                    $    (533)       $  (256)


Net loss per common and common
  equivalent share                                  $   (0.08)     $   (0.04)




Note (1)

The Series A cumulative convertible preferred stock is not considered common stock equivalents in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


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



Date:  March 1, 1996