Form 10QSB
AERO SERVICES INTERNATIONAL INC
filed 1996-05-20
CIK 350200

U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

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


                  660 Newtown-Yardley Road, Newtown, PA 18940
                    (Address of principal executive offices)


                                (215) 860-5600
                          (Issuer's telephone number)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No

   State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1996: Common stock (without par value) 6,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No






             AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES

                                   INDEX






PART I -  Financial Information                                Page Number


Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
March 31, 1996 (unaudited) and
September 30, 1995 (audited)                                         2

Consolidated Statement of Earnings
three months and six months ended March 31, 1996
and 1995 (unaudited)                                                 3

Condensed Consolidated Statement of Cash Flows
six months ended March 31, 1996 and 1995
(unaudited)                                                          4

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                          5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                9


PART II - Other Information

Item 1.  Legal Proceedings                                          12

Item 6.  Exhibits and Reports on Form 8-K                           13

            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS                                              As of           As of
                                                   March 31      September 30
                                                      1996            1995
CURRENT ASSETS
 Cash                                               $  238          $   455
 Restricted cash                                                          5
 Customers receivables, less allowance for
   doubtful accounts of $47 and
   $37, respectively                                   328              229
 Other receivables                                     781            1,045
 Inventories                                            55              175
 Prepaid expenses and other current assets             102               63

TOTAL CURRENT ASSETS                                 1,504            1,972

PROPERTY AND EQUIPMENT, NET                          2,065            2,142

ASSETS HELD FOR SALE AT NET BOOK VALUE                  14               25

OTHER ASSETS                                           355              357

TOTAL ASSETS                                       $ 3,938          $ 4,496


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Notes payable - affiliate                         $ 8,700          $
 Current maturities of long-term debt - other           50               55
 Accounts payable - trade                              856              648
 Accrued expenses
   Property, payroll, and other taxes                2,923            3,037
   Other                                             1,535            1,945
   Affiliate                                           362              532
TOTAL CURRENT LIABILITIES                           14,426            6,217

LONG-TERM DEBT, less current maturities
 Affiliate                                           6,910           15,610
 Other                                               3,532            3,554
TOTAL LONG-TERM DEBT                                10,442           19,164

OTHER LONG TERM LIABILITIES                            257              343

REDEEMABLE PREFERRED STOCK                           5,844            5,692

STOCKHOLDERS' DEFICIT
 Common stock                                        8,399            8,399
 Additional paid-in capital                          3,998            3,380
 Accumulated deficit                               (39,191)         (38,462)
                                                   (26,794)         (26,683)

   Less:  Common stock in treasury                     237              237

TOTAL STOCKHOLDERS' DEFICIT                        (27,031)         (26,920)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT          $ 3,938          $ 4,496



NOTE: The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date and condensed.

See Notes to Condensed Consolidated Financial Statements.

            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED
                           STATEMENT OF EARNINGS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)



                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                      March 31,              March 31,
                                1996          1995          1996        1995

NET SALES                       $1,798       $2,559       $4,324      $6,001

COST AND EXPENSE

Cost of sales                      776        1,340        2,002       3,084
Departmental costs                 748        1,307        1,786       2,814
Administrative costs               172          256          466         560
Interest expense - other            49           52          101         114
Interest expense - affiliate       368          383          755         734

                                $ (315)      $ (779)       $(786)    $(1,305)
Gain on sale of certain FBO
 operations                                      75                      292
Other income/(expense), net         42           60           57         189


NET (LOSS)                      $ (273)      $ (644)       $(729)      $(824)


(Loss) per common and
 common equivalent share        $ (.04)      $ (.10)       $(.05)      $(.14)



See Notes to Condensed Consolidated Financial Statements.

                     AERO SERVICES INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                         SIX MONTHS ENDED
                                                            MARCH 31,
                                                          1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (Loss)                                            $ (729)       $ (824)

 Adjustments to reconcile net income to
   net cash provided by operating activities:
 Depreciation and amortization                            159           155
 Provision for losses on accounts receivable               10            21
 Amortization of discounted note payable                    -           182
 (Gain) loss on sale of certain FBO operations              -          (292)
 (Gain) loss on sale of fixed assets                      (53)         (120)
 Other assets included in sale of FBO operations            -          (528)
 Debt forgiveness to paid-in-capital                      311             -
 Current period interest included in debt forgiveness     459             -
 Other                                                     49            83
 Change in assets and liabilities:
 (Increase) decrease in restricted cash                     5             -
 (Increase) decrease in accounts receivable               (109)         584
 (Increase) decrease in other receivables                  264          (27)
 (Increase) decrease in notes receivable - affiliate         -         (280)
 (Increase) decrease in inventory                          120          382
 (Increase) decrease in other current assets               (39)          25
 (Increase) decrease in other assets                         2            -
 Increase (decrease) in accounts payable                   208         (733)
 Increase (decrease) in property,
   payroll, and other taxes                               (114)          14
 Increase (decrease) in other current liabilities         (410)        (510)
 Increase (decrease) in other liabilities - affiliate     (170)         427
 Increase (decrease) in other long term liabilities        (86)         (57)

 Total adjustments                                         606         (674)

 Net cash provided by (used in) operating activities      (123)      (1,498)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                       (67)         (36)
 Proceeds from sale of fixed assets                          -            3
 Proceeds from sale of FBOs                                  -          973

 Net cash from (used in) investing activities              (67)         940

CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payment of notes payable                         (6)        (379)
 Principal payments of long-term debt                      (21)         (30)

 Net cash provided by (used in) financing activities       (27)        (409)

 Net increase (decrease) in cash & cash equivalents       (217)        (967)
 Cash and cash equivalents at beginning of year            455        2,406

 Cash and cash equivalents at end of second fiscal
   quarter                                              $  238       $1,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
   Interest                                             $  345       $  241
   Income taxes                                              -           11

See Notes to Condensed Consolidated Financial Statements.

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1996, consolidated statement of earnings for the six month and three month periods ended March 31, 1996 and 1995, and the condensed consolidated statement of cash flows for the six month period then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 annual report on Form 10-KSB. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2:  CASH AND SHORT-TERM SECURITIES

The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3:  INVENTORIES

Inventories are classified as follows:
                                                 MARCH 31      SEPTEMBER 30
                                                   1996              1995


Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $46 and $49, respectively                      $31              $ 55
Fuel                                                24                47
Work-In-Process                                      -                73

                                                   $55              $175


NOTE 4:  OTHER RECEIVABLES

The balance at September 30 includes $756 of receivables due from insurance companies for lawsuits against the Company. A liability of $816 was recorded in Accrued Expense - Other, with the difference representing the Company's deductible amount of insurance. In January 1996 payment was made on one of these lawsuits in the amount of $330. Of this amount, $320 was covered by insurance. At March 31, $436 is due from insurance companies with a liability of $486 remaining in Accrued Expense-Other.

NOTE 5:  OTHER ASSETS

The balance at March 31 and September 30 includes the unamortized portion of goodwill, which totalled $373, that was recorded as the result of the acquisition of Mountain State Flight Services Inc. on April 1, 1995. The goodwill is being amortized over 141 months from the date of the acquisition. Included in the balance at March 31 is $14, the net of a note for the sale of Houston from TigerAir, Inc. reduced by the deferred gain of $236 on the sale.

NOTE 6:  ACCRUED PROPERTY, PAYROLL, AND OTHER TAXES

Included in the balances both at March 31 and September 30 is an accrual of $1,457 for a New York motor fuels tax assessment which is being appealed, and respectively, $1,316 and $1,496 for property taxes.

NOTE 7:  LONG-TERM DEBT

The balance of $6,910 in Long-Term Debt-Affiliate at March 31 is the note due Transtech Holding Company, Inc. (Transtech). $8,700 that was in this category at September 30 is the total of a series of demand notes due Transtech that were reclassified to short-term debt at March 31. As part of an addendum to the Debt and Note Modification Agreement of May 20, 1994 (see
Note 8) the maturity date for each of these notes has been amended to the earlier of (a) demand or (b) June 30, 1996. However, the agreement states that Transtech will forbear collection of principal under these notes to the extent that payments would exceed fifty percent (50%) of the Company's available cash flow (as defined in the agreement). Included in Long-Term Debt-Other at March 31 and September 30, respectively, are $3,530 and $3,550 due on industrial revenue bonds.

NOTE 8:  RELATED PARTY TRANSACTIONS

In December 1995 the Board of Directors approved an addendum to the Debt and Note Modification Agreement of May 20, 1994 between the Company and Transtech. Pursuant to the terms of the Modification Agreement, Transtech agreed to the forgiveness of certain interest and fee payments arising out of the Triton notes and the Whitney notes which Transtech had acquired from Triton Energy Corporation. Transtech waived and forgave collection of interest on all notes for a period of 180 days, and agreed to forbear, under certain circumstances, collection of principal and interest under the Triton notes and the Whitney notes. The addendum modifies certain provisions of the agreement to provide for the acceleration of certain interest payments under the Triton notes in return for forgiveness by Transtech of additional interest that has been and will continue to accrue under the Whitney note, namely, the period December 1, 1994 to June 30, 1996. Through March 31, 1996, $770 of interest had been accrued under the Whitney note. As part of the forgiveness this amount was reclassified to Paid-in-Capital at March 31.

The Company is indebted to its major shareholder Transtech (holder of 42.2% of common stock and 34.9% of preferred) in the amount of $15,610. Relative to this debt, the Company had accrued interest of $362 and $832, respective-ly, at March 31 and September 30. During the six months ended March 31, 1995 the Company paid $90 of interest to Transtech.

The Company provides accounting services to Transtech for one fixed base operation owned by it for a monthly fee of nine hundred dollars.

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

NOTE 9:  CERTAIN FIXED BASED OPERATION (FBO) MATTERS

In consideration of the assignment of the Company's interest at Houston's Hobby Airport (see Note 8) TigerAir paid $250 in the form of a non-interest bearing promissory note due and payable on the first to occur of: (1) TigerAir's subsequent sale of the Houston FBO; (2) a change in ownership of TigerAir; or (3) the third anniversary date of the closing. Based on the results of operations during 1995, the Company believed significant uncertainties existed as to the ability of TigerAir to generate the required cash necessary to repay the note. Therefore, the Company had elected to defer recognition of a $236 gain generated by this sale. The gain is recorded in the financial statements at March 31 as an offset to the $250 note receivable and the net result of $14 is included in Other Assets. In April 1996, TigerAir ceased operations at Hobby Airport. The landlord has seized the assets on the premises for back rent. These assets are pledged to the Company as security for the note. The Company's attorneys are attempting to protect its interests but at this time how much the Company may recover can not be determined. TigerAir owes the Company a total of $351 at March 31. Since the Company has deferred a gain on the sale of Houston of $236, if there is no recovery of any amounts, the maximum effect on the financial statements will be a charge of $115. There are no additional reserves recorded in the financial statements at March 31.

On January 30, 1996 the Company entered into an agreement with Jason IV Aviation, Inc. (Jason IV) to participate in the ownership of a combination of the Company's current facility and one owned by Jason IV at Lakefront Airport in New Orleans. The business combination agreed to in January was subsequently found to be unworkable. A new agreement was reached whereby Jason IV would purchase Aero's leasehold interest at New Orleans, together with all furniture, fixtures, and equipment used at the facility and all of the fuel and oil inventory on hand at February 1, 1996 for the purchase price of $900, plus the invoice cost of the fuel and oil inventory, plus 35% of cash flow (as defined in the agreement) from the consolidated operations for the months of February and March 1996. Payment is to be made as follows:
(a) $300 plus the invoice cost of all inventory, plus Aero's portion of the cash flow for February 1996 to be paid at closing; (b) $100 paid in the form of a promissory note bearing interest at the rate of 8% per annum from April 1, 1996 until paid, and due and payable on April 30, 1997; (c) $500 paid in the form of a promissory note bearing interest at the rate of 9% per annum from April 1, 1996 until paid and due and payable on March 31, 1999.
Interest on both notes is to be paid monthly. Settlement was held on May 10, 1996 and the Company received funds totalling $305.

The sale of New Orleans will generate a gain of approximately $286. No gain relating to this sale has been recorded in the financial statements at March 31, 1996.

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

At September 30, 1995, the Company had accrued $490 for expenses related to environmental protection, assessment and remediation matters at certain locations. At March 31, 1996, the financial statements of the Company included accruals for resolution of environmental matters in the amount of $501 based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.

The expenditures and accruals for environmental matters are specific in nature to identified situations at Company locations. The Company is presently responsible for remediation projects at two locations previously sold. Closure of one of these locations has been requested of the appropri-ate EPA officials, but it may be many months before a decision is rendered. Due to uncertainties related to estimating both elapsed correction time and the effectiveness of environmental remediation techniques utilized to correct non-compliance situations, the Company may incur additional costs in future periods related to these same situations.

B.  Litigation

Please refer to Part II, Item 1 on page 12 for a discussion of current litigation matters.

                      PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.


                               Three Months Ended        Six Months Ended
                                    March 31,                March 31,
                               1996          1995        1996          1995

Net Sales                     100.0%        100.0%          100.0%    100.0%
Cost of Sales                  43.2          52.4            46.3      51.4
Departmental costs             41.6          51.1            41.3      46.9
Administrative costs            9.6          10.0            10.8       9.3
Interest expense (Net)         23.2          17.0            19.8      14.1
Other income                    2.4           5.3             1.3       8.0
Net loss                      (15.2)        (25.2)          (16.9)    (13.7)

Revenues for the three months and six months ended March 31, 1996 declined 30% and 28%, respectively as compared to the same period for the previous year to $1,798 and $4,324, respectively. These declines are the result of certain FBO sales in fiscal 1995 and 1996. In order to compare the results of continuing operations, a comparative statement of earnings for the three month and six month periods are presented below, including one FBO which was in operation during all of both periods, plus Mountain State Flight Services, Inc., which was acquired on April 1, 1995.


                                     CONTINUING OPERATIONS
                                  THREE MONTHS ENDED MARCH 31,
                           1996          %              1995          %

Net Sales                 $1,657       100.0           $1,083       100.0

COST AND EXPENSE
Cost of Sales                693        41.8              467        43.1
Departmental costs           708        42.7              636        58.7
Administrative costs         166        10.0              218        20.1
Interest expense             417        25.2              433        40.0
                            (327)      (19.7)            (671)      (61.9)

Other income, Net             41         2.4               33         3.0

NET (LOSS)                $ (286)      (17.3)          $ (638)      (58.9)


As shown above, revenues at continuing operations increased 53.0% during the quarter ended March 31, 1996 compared to the previous year, with 17% of the increase attributed to Mountain State. The volume of fuel sold increased 64% and the resulting revenue increased 75.5%. A major portion ($232) of the sales increase is due to an airline fueling contract which began October 1995. The contract is for services only. No fuel is sold to the airline. The sales of maintenance services decreased 6.5% from last year.

Cost of sales decreased 1.3% as a percentage of sales in the current quarter.

Departmental costs during the current quarter increased $72 over last year, but decreased as a percentage of sales by 16 percentage points to 42.7%. Administrative costs have been reduced by $52 to 10% of sales, down from 20.1% last year.

                      PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations (continued):

                                    CONTINUING OPERATIONS
                                  SIX MONTHS ENDED MARCH 31,
                           1996          %              1995          %

Net Sales                 $3,346       100.0           $2,152       100.0

COST AND EXPENSE
Cost of Sales              1,434        42.9              932        43.3
Departmental costs         1,460        43.6            1,158        53.8
Administrative costs         427        12.8              393        18.3
Interest expense             857        25.6              842        39.1
                            (832)      (24.9)          (1,173)      (54.5)

Other income, Net             57         1.7               69         3.2

NET (LOSS)                $ (775)      (23.2)        $ (1,104)      (51.3)


As shown above, revenues at continuing operations increased $1,194 (55.5%) with $183 being attributed to Morgantown. Fuel volume increased 50.8% and contributed $750 of the increased revenue. The airline fueling contract has contributed $373 of the increased revenue. The sale of maintenance services increased 2.3%.

Cost of sales decreased 0.4% as a percentage of sales in the current year.

Departmental costs increased $302 during the current year, with $181 of the increase at Mountain State, and salaries and benefits increased $144 as a result of the additional personnel required to service the airline fueling contract.

Administrative costs increased $34 during the current quarter, with $24 of the increase at Mountain State.

                      PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

Working capital deficiency at March 31, 1996 increased by $8,677 to ($12,922) entirely as a result of the reclassification of $8,700 of demand notes due Transtech from long term to short term (see Note 7). All of the other changes in current assets and liabilities during the six month period netted to a decrease of $23 in the working capital deficiency.

Operations during the six months ended March 31, 1996 used $123 of cash with an additional $67 used for the purchase of fixed assets, and $27 applied to debt reduction for a total decrease in cash of $217. The statement of cash flows presented as part of Form 10-QSB for the three months ended December 31, 1995 indicated that operations for that period used $210 of cash, which means that operations during the quarter ended March 31, 1996 actually provided cash of $87. Of this amount, $52 was used to purchase fixed assets, and $14 was applied to debt reduction, leaving a net increase in cash of $21 during the quarter.

On May 10, 1996 the Company received $305 as the first payment on the sale of New Orleans (see Note 9 on page 7).

As discussed in the Company's Form 10-KSB for the year ended September 30, 1995 management has decided that the best chance to maintain the viability of the Company is to sell some, if not all, of the remaining assets and use the proceeds to pay current liabilities. Several investment bankers have indicated an interest in financing two or three major acquisitions if this plan is successful and Transportech subordinated its debt, primarily because the Company would retain approximately $24 million of net operating loss carryforward for tax purposes. The successful completion of this plan, however, can be no guarantee that the Company can be returned to profitabili-ty or maintained as a going concern.

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

            11.1  Computation of per Share Loss.

            27.0  Financial Data Schedule

      (b)   Reports on Form 8-K:  None.

            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
               EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended
                                                            March 31,
                                                       1996           1995

Primary loss per common and common
  equivalent share
Average common shares outstanding                   6,998,052      6,998,052


Net Loss                                            $    (273)     $    (644)

Less:
Dividends on Series A cumulative
  convertible preferred stock                              65             65
Accretion of Series A cumulative
  convertible preferred stock                              12             11

                                                    $    (350)     $    (720)


Net loss per common and common
  equivalent share                                  $   (0.05)     $   (0.10)




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

            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
               EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         Six Months Ended
                                                            March 31,
                                                       1996           1995

Primary loss per common and common
  equivalent share
Average common shares outstanding                   6,998,052      6,998,052


Net Loss                                            $    (729)     $    (824)

Less:
Dividends on Series A cumulative
  convertible preferred stock                             129            129
Accretion of Series A cumulative
  convertible preferred stock                              23             23

                                                    $    (881)     $    (976)


Net loss per common and common
  equivalent share                                  $   (0.06)     $   (0.14)




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



Date:  May 15, 1996