Form 10QSB
period 1996-06-30
AERO SERVICES INTERNATIONAL INC
filed 1996-08-13
CIK 350200

U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1996: Common stock (without par value) 6,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No

            AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES

                                   INDEX






PART I -  Financial Information                                Page Number


Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
June 30, 1996 (unaudited) and
September 30, 1995 (audited)                                         2

Consolidated Statement of Earnings
three months and nine months ended June 30, 1996
and 1995 (unaudited)                                                 3

Condensed Consolidated Statement of Cash Flows
nine months ended June 30, 1996 and 1995
(unaudited)                                                          4

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                          5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                9


PART II - Other Information

Item 1.  Legal Proceedings                                          12

Item 6.  Exhibits and Reports on Form 8-K                           13

              AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

                                                        As of        As of
ASSETS                                                 June 30    September 30
                                                        1996          1995
CURRENT ASSETS
 Cash                                                  $  502       $   455
 Restricted cash                                                          5
 Customers receivables, less allowance for
   doubtful accounts of $50 and
   $37, respectively                                      299           229
 Other receivables                                        458         1,045
 Inventories                                               48           175
 Prepaid expenses and other current assets                138            63
TOTAL CURRENT ASSETS                                    1,445         1,972

PROPERTY AND EQUIPMENT, NET                             2,028         2,142

ASSETS HELD FOR SALE AT NET BOOK VALUE                                   25

OTHER ASSETS
 Notes receivable                                         500
 Goodwill, net of accumulated
 amortization of $40 and $16, respectively                334           357
 Other                                                     14
TOTAL OTHER ASSETS                                        848           357

TOTAL ASSETS                                          $ 4,321       $ 4,496

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Notes payable - affiliate                            $ 8,700        $
 Current maturities of long-term debt - other              46            55
 Accounts payable - trade                                 791           648
 Accrued expenses
   Property, payroll, and other taxes                   2,947         3,037
   Other                                                1,121         1,945
   Affiliate                                              492           532
TOTAL CURRENT LIABILITIES                              14,097         6,217

LONG-TERM DEBT, less current maturities
 Affiliate                                              6,910        15,610
 Other                                                  3,521         3,554
TOTAL LONG-TERM DEBT                                   10,431        19,164

OTHER LONG TERM LIABILITIES                               748           343

REDEEMABLE PREFERRED STOCK                              5,920         5,692

STOCKHOLDERS' DEFICIT
 Common stock                                           8,399         8,399
 Additional paid-in capital                             4,064         3,380
 Accumulated deficit                                  (39,101)      (38,462)
                                                      (26,638)      (26,683)
   Less:  Common stock in treasury                        237           237
TOTAL STOCKHOLDERS' DEFICIT                           (26,875)      (26,920)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT             $ 4,321       $ 4,496



NOTE: The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date and condensed.

See Notes to Condensed Consolidated Financial Statements.

                 AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED
                             STATEMENT OF EARNINGS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)



                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                      June 30,                 June 30,
                                 1996         1995         1996        1995

NET SALES                       $1,734       $2,122      $ 6,058     $ 8,123

COST AND EXPENSE

Cost of sales                      734        1,057        2,736       4,141
Departmental costs                 650        1,044        2,436       3,858
Administrative costs               193          327          659         887
Interest expense - other            51           54          152         168
Interest expense - affiliate       364          393        1,119       1,127
                                $ (258)      $ (753)     $(1,044)    $(2,058)
Gain on sale of certain FBO
 operations                        295                       295         292
Other income/(expense), net         53         (163)         110          26


NET INCOME/(LOSS)               $   90       $ (916)     $  (639)    $(1,740)


Earnings (loss) per common and
 common equivalent share        $  .00       $ (.14)     $  (.12)    $  (.28)

Fully diluted earnings
 per common share               $  .01       $    -      $     -     $     -













See Notes to Condensed Consolidated Financial Statements.

                       AERO SERVICES INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                             1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (Loss)                                                  $(639)   $(1,740)

 Adjustments to reconcile net income to
   net cash provided by operating activities:
 Depreciation and amortization                                 237        228
 Provision for losses on accounts receivable                    14         16
 Amortization of discounted note payable                         -        182
 (Gain) loss on sale of certain FBO operations                (295)      (292)
 (Gain) loss on sale of fixed assets                           (75)      (144)
 Other assets included in sale of FBO operations                 -       (528)
 Debt forgiveness to paid-in-capital                           311          -
 Current period interest included in debt forgiveness          601          -
 Other                                                          72         95
 Change in assets and liabilities:
 (Increase) decrease in restricted cash                          5          -
 (Increase) decrease in accounts receivable                    (84)       859
 (Increase) decrease in other receivables                      587        (23)
 (Increase) decrease in inventory                              127        375
 (Increase) decrease in other current assets                   (75)        38
 (Increase) decrease in other assets                          (491)      (365)
 Increase (decrease) in accounts payable                       143       (703)
 Increase (decrease) in property,
   payroll, and other taxes                                    (90)        63
 Increase (decrease) in other current liabilities             (824)      (365)
 Increase (decrease) in other liabilities - affiliate          (40)       658
 Increase (decrease) in other long term liabilities            405        (81)

 Total adjustments                                             528         13

 Net cash provided by (used in) operating activities          (111)    (1,727)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                          (100)      (151)
 Proceeds from sale of fixed assets                              -          4
 Proceeds from sale of FBOs                                    300        973

 Net cash from (used in) investing activities                  200        826

CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payment of notes payable                            (12)      (355)
 Principal payments of long-term debt                          (30)       (44)

 Net cash provided by (used in) financing activities           (42)      (399)

 Net increase (decrease) in cash & cash equivalents             47     (1,300)
 Cash and cash equivalents at beginning of year                455      2,406

 Cash and cash equivalents at end of second fiscal
   quarter                                                  $  502    $ 1,106

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
   Interest                                                 $  406    $   465
   Income taxes                                                  -         12

See Notes to Condensed Consolidated Financial Statements.

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1996, consolidated statement of earnings for the nine month and three month periods ended June 30, 1996 and 1995, and the condensed consolidated statement of cash flows for the nine month period then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 annual report on Form 10-KSB. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2:  CASH AND SHORT-TERM SECURITIES

The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3:  INVENTORIES

Inventories are classified as follows:
                                                    JUNE 30       SEPTEMBER 30
                                                     1996             1995


Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $46 and $49, respectively                         $28             $ 55
Fuel                                                   20               47
Work-In-Process                                         -               73

                                                     $ 48             $175


NOTE 4:  OTHER RECEIVABLES

The balance at September 30 includes $756 of receivables due from insurance companies for lawsuits against the Company. A liability of $816 was recorded in Accrued Expense - Other, with the difference representing the Company's deductible amount of insurance. In January 1996 payment was made on one of these lawsuits in the amount of $330 as final settlement. Of this amount, $320 was covered by insurance. In May 1996 payment of $461 was made on the other lawsuit as final settlement. Of this amount, $436 was covered by insurance.

The balance at June 30 includes a note receivable of $100 from Jason IV Aviation, Inc. as partial payment of the selling price of the Company facility at New Orleans. (See Note 10 for details.) Also included is an escrow deposit of $118, the remainder of $150 that was required by the City of Scottsdale to insure completion of the EPA cleanup at that facility before the city would agree to the Company selling its leasehold interest at the Scottsdale, Arizona airport in September 1994.

NOTE 5:  NOTES RECEIVABLE

The balance at June 30 is the face amount of a note taken as partial payment in the sale of the Company's facility at New Orleans to Jason IV. The note carries an interest rate of 9% per annum, to be paid monthly, and is due and payable on March 31, 1999. (See Note 10 for further details.).

NOTE 6:  GOODWILL

Goodwill of $373 was recorded as the result of the acquisition of Mountain State Flight Services Inc. on April 1, 1995, and is being amortized over 141 months from the date of acquisition.

NOTE 7:  ACCRUED PROPERTY, PAYROLL, AND OTHER TAXES

Included in the balances both at June 30 and September 30 is an accrual of $1,457 for a New York motor fuels tax assessment which is being appealed, and respectively, $1,363 and $1,496 for property taxes.

NOTE 8:  LONG-TERM DEBT

The balance of $6,910 in Long-Term Debt-Affiliate at June 30 is the note due Transtech Holding Company, Inc. (Transtech). $8,700 that was in this category at September 30 is the total of a series of demand notes due Transtech that were reclassified to short-term debt at March 31. As part of an addendum to the Debt and Note Modification Agreement of May 20, 1994 (see
Note 9) the maturity date for each of these notes has been amended to the earlier of (a) demand or (b) June 30, 1996. However, the agreement states that Transtech will forbear collection of principal under these notes to the extent that payments would exceed fifty percent (50%) of the Company's available cash flow (as defined in the agreement). Included in Long-Term Debt-Other at June 30 and September 30, respectively, are $3,520 and $3,550 due on industrial revenue bonds.

NOTE 9:  RELATED PARTY TRANSACTIONS

In December 1995 the Board of Directors approved an addendum to the Debt and Note Modification Agreement of May 20, 1994 between the Company and Transtech. Pursuant to the terms of the Modification Agreement, Transtech agreed to the forgiveness of certain interest and fee payments arising out of the Triton notes and the Whitney notes which Transtech had acquired from Triton Energy Corporation. Transtech waived and forgave collection of interest on all notes for a period of 180 days, and agreed to forbear, under certain circumstances, collection of principal and interest under the Triton notes and the Whitney notes. The addendum modifies certain provisions of the agreement to provide for the acceleration of certain interest payments under the Triton notes in return for forgiveness by Transtech of additional interest that has been accrued under the Whitney note, namely, the period December 1, 1994 to June 30, 1996. Through June 30, 1996, $912 of interest had been accrued under the Whitney note. As part of the forgiveness this amount has been reclassified to Paid-in-Capital.

The Company is indebted to its major shareholder Transtech (holder of 42.2% of common stock and 34.9% of preferred) in the amount of $15,610. Relative to this debt, the Company had accrued interest of $492 and $832, respective-ly, at June 30 and September 30. During the nine months ended June 30, 1996 the Company paid $249 of interest to Transtech.

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

NOTE 10:  CERTAIN FIXED BASED OPERATION (FBO) MATTERS

In consideration of the assignment of the Company's interest at Houston's Hobby Airport (see Note 9) TigerAir paid $250 in the form of a non-interest bearing promissory note due and payable on the first to occur of: (1) TigerAir's subsequent sale of the Houston FBO; (2) a change in ownership of TigerAir; or (3) the third anniversary date of the closing. Based on the results of operations during 1995, the Company believed significant uncertainties existed as to the ability of TigerAir to generate the required cash necessary to repay the note. Therefore, the Company had elected to defer recognition of a $236 gain generated by this sale. The gain is recorded in the financial statements at June 30 as an offset to the $250 note receivable and the net result of $14 is included in Other Assets. In April 1996, TigerAir ceased operations at Hobby Airport. The landlord has seized the assets on the premises for back rent. These assets are pledged to the Company as security for the note. The Company's attorneys are attempting to protect its interests but at this time how much the Company may recover can not be determined. TigerAir owes the Company a total of $351 at June 30. Since the Company has deferred a gain on the sale of Houston of $236, if there is no recovery of any amounts, the maximum effect on the financial statements will be a charge of $115. There are no additional reserves recorded in the financial statements at June 30.

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

The sale of New Orleans will generate a total gain of $886. However, the gain is being recognized on the installment method. The financial statements at June 30 include a gain of $295, with $591 recorded as deferred gain. No further gain will be recognized until the $100 note is paid.

NOTE 11:  CONTINGENT LIABILITIES

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

At September 30, 1995, the Company had accrued $490 for expenses related to environmental protection, assessment and remediation matters at certain locations. At June 30, 1996, the financial statements of the Company included accruals for resolution of environmental matters in the amount of $469 based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.

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

NOTE 12:  SERIES A PREFERRED STOCK

The Series A preferred stock is subject to mandatory redemption at the rate of 7 1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August 1, 2006. The first redemption was due on August 1, 1996, but no redemption was made. The Louisiana Business Corporation Law provides that a corporation may redeem shares of its capital stock subject to redemption out of surplus or stated capital so long as any such redemption would not reduce stated capital below the aggregate allocated value of issued shares remaining after the redemption and so long as sufficient net assets remain to satisfy amounts payable upon liquidation with respect to any remaining issued shares having a preferential right to participate in assets upon liquidation. Also, the terms of the issue state that the Company may not redeem any shares unless full accrued dividends have been paid on all outstanding shares, and also, if such redemption would reduce working capital below $9,000 or cash below $1,500. At June 30, 1996 the Company had accrued and unpaid dividends totalling $2,455, a working capital deficit of ($12,652), and a cash balance of $502. The Company's obligation to redeem shall be cumulative.

                      PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.


                               Three Months Ended           Nine Months Ended
                                    June 30,                     June 30,
                               1996          1995            1996        1995

Net Sales                     100.0%        100.0%          100.0%      100.0%
Cost of Sales                  42.3          49.8            45.2        51.0
Departmental costs             37.5          49.2            40.2        47.5
Administrative costs           11.1          15.4            10.9        10.9
Interest expense (Net)         23.9          21.1            21.0        15.9
Other income/(expense)         20.0          (7.7)            6.8         3.9
Net income (loss)               5.2         (43.2)          (10.5)      (21.4)

Revenues for the three months and nine months ended June 30, 1996 declined 18% and 25%, respectively as compared to the same period for the previous year to $1,734 and $6,058, respectively. These declines are the result of certain FBO sales in fiscal 1995 and 1996. In order to compare the results of continuing operations, a comparative statement of earnings for the three month and nine month periods are presented below, including one FBO which was in operation during all of both periods, plus Mountain State Flight Services, Inc., which was acquired on April 1, 1995.


                                       CONTINUING OPERATIONS
                                     THREE MONTHS ENDED JUNE 30,
                           1996          %              1995          %

Net Sales                 $1,717       100.0           $1,376       100.0

COST AND EXPENSE
Cost of Sales                735        42.8              630        45.8
Departmental costs           640        37.3              655        47.6
Administrative costs         198        11.5              414        30.1
Interest expense             413        24.1              448        32.5
                            (269)      (15.7)            (771)      (56.0)

Other income, Net             53         3.1               45         3.2

NET (LOSS)                $ (216)      (12.6)          $ (726)      (52.8)


As shown above, revenues at continuing operations increased 25% during the quarter ended June 30, 1996 compared to the previous year. The volume of fuel sold increased 8% and the resulting revenue increased 4%. $155 of the sales increase is due to an airline fueling contract which began October 1995. The contract is for services only. No fuel is sold to the airline. The sales of maintenance services decreased 39% from last year.

Cost of sales decreased 3% as a percentage of sales in the current quarter.

Departmental costs during the current quarter decreased $15 from last year, and also decreased as a percentage of sales by 10 percentage points to 37.3%. Administrative costs have been reduced by $216 to 11.5% of sales, down from 30.1% last year because an increase in the New York tax assessment of $220 was recorded in June 1995.

                       PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations (continued):

                                      CONTINUING OPERATIONS
                                    NINE MONTHS ENDED JUNE 30,
                           1996          %              1995          %

Net Sales                 $5,063       100.0          $ 3,528       100.0

COST AND EXPENSE
Cost of Sales              2,169        42.8            1,562        44.3
Departmental costs         2,100        41.5            1,813        51.4
Administrative costs         625        12.3              807        22.9
Interest expense           1,270        25.1            1,290        36.5
                          (1,101)      (21.7)          (1,944)      (55.1)

Other income, Net            110         2.1              114         3.2

NET (LOSS)                $ (991)      (19.6)         $(1,830)      (51.9)


As shown above, revenues at continuing operations increased 44%. Fuel volume increased 32% and contributed $791 of the increased revenue. The airline fueling contract has contributed $528 of the increased revenue. The sale of maintenance services decreased 16% in the current year.

Cost of sales decreased 1.5% as a percentage of sales in the current year.

Departmental costs increased $287 during the current year. Salaries and benefits increased $217 as a result of the additional personnel required to service the airline fueling contract.

Administrative costs decreased $182 in the current year, but 1995 figures include the $220 increase in the New York tax assessment.

                       PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

Working capital deficiency at June 30, 1996 increased by $8,407 to ($12,652) primarily as a result of the reclassification of $8,700 of demand notes due Transtech from long term to short term (see Note 8).

Operations during the nine months ended June 30, 1996 used $111 of cash with an additional $100 used for the purchase of fixed assets, and $42 applied to debt reduction. The sale of New Orleans provided $300, for a total increase in cash of $47 for the nine month period.

Management is continuing with its plan to sell and/or to restructure financing of the Company's assets in order to pay current liabilities. Management is also working with several bankers trying to arrange financing for two major acquisitions. In addition, the Company has been requested by the airport authority of a major Pennsylvania airport to propose the implementation of a fixed base operation, and management is currently in the process of responding to that request. However, should management be successful in completing any portion, or even all, of the plans described above, there can be no guarantee that the Company can be returned to profitability or maintained as a going concern.

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

            27.0  Financial Data Schedule

      (b)   Reports on Form 8-K:  None.

                  AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended
                                                          June 30, 1996

                                                    PRIMARY     FULLY DILUTED

Average Common Shares outstanding                  6,998,052       6,998,052
Assumed exercise of Common Stock Options                   -       1,290,000
Assumed conversion of Series A Cumulative
  Convertible Preferred Stock                              -       1,076,740

Total                                              6,998,052       9,364,792


Net Income                                        $       90      $       90

Less:
Dividends on Series A Cumulative
  Convertible Preferred Stock                             65               -
Accretion of Series A Cumulative
  Convertible Preferred Stock                             11               -

                                                  $       14      $       90


Net loss per Common Equivalent Share              $     0.00      $     0.01




Note (1)

The Series A cumulative convertible preferred stock are not considered common stock equivalents in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


Note (2)

The effect of the assumed exercise of the common stock options is anti-dilutive.

               AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
               EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended
                                                          June 30, 1995

                                                    PRIMARY     FULLY DILUTED

Average Common Shares outstanding                  6,998,052          N/A
Assumed exercise of Common Stock Options                   -
Assumed conversion of Series A Cumulative
  Convertible Preferred Stock                              -

Total                                              6,998,052


Net Loss                                           $    (916)         N/A

Less:
Dividends on Series A Cumulative
  Convertible Preferred Stock                             65
Accretion of Series A Cumulative
  Convertible Preferred Stock                             11

                                                  $     (992)


Net loss per Common Equivalent Share              $    (0.14)         N/A




Note (1)

The Series A cumulative convertible preferred stock are not considered common stock equivalents in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


Note (2)

The effect of the assumed exercise of the common stock options is anti-dilutive.

Fully diluted loss per share is antidilutive and therefore not presented.

              AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
               EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                        Nine Months Ended
                                                             June 30,
                                                       1996           1995

Primary loss per common and common
  equivalent share
Average common shares outstanding                   6,998,052      6,998,052


Net Loss                                            $    (639)    $   (1,740)

Less:
Dividends on Series A Cumulative
  Convertible Preferred Stock                             194            194
Accretion of Series A Cumulative
  Convertible Preferred Stock                              35             34

                                                    $    (868)     $  (1,968)


Net loss per Common and Common
  Equivalent Share                                  $   (0.12)     $   (0.28)




Note (1)

The Series A cumulative convertible preferred stock are not considered common stock equivalents in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


Note (2)

The effect of the assumed exercise of the common stock options is anti-dilutive.

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



Date:  August 12, 1996