Form 10KSB
period 1996-09-30
AERO SERVICES INTERNATIONAL INC
filed 1997-05-15
CIK 350200

U.S. Securities and Exchange Commission

                    Washington, D.C. 20549

                          Form 10-KSB

(Mark One)

[ X ]15,ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
   For the fiscal year ended    September 30, 1996

[   ]15,TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required]
   For the transition period from                to
      Commission file number
                   Aero Services International, Inc.
        (Name of small business issuer in its charter)

             Louisiana                        72-0385274
   (State or other jurisdiction         (I.R.S. Employer
 of incorporation or organization)     Identification No.)

        660 Newtown-Yardley Road
          Newtown, Pennsylvania                            18940
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number              (215) 860-5600

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class    Name of each exchange on which registered

         None



Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock (without par value)
                       (Title of Class)

Series A Cumulative Convertible Preferred Stock (without par value)
                        Title of class
   Check whether the registrant (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes X     No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.     [X]

   State issuer's revenues for the year ended September 30, 1996.
$7,802,387

   State the aggregate market value of the voting stock held by non-affiliates as of September 30, 1996.

   - Common Stock (without par value)     $178,477
     (1) See Note Below

   - Series A Cumulative Convertible
     Preferred Stock                       $12,389
     (2) See Note Below




   (1) Based upon the average bid and asked prices of the Company's Common Stock as of September 30, 1996.

   (2) Based upon the closing bid price of the Company's Series A Cumula-tive Convertible Preferred Stock as of September 30, 1996.

   State the number of shares outstanding of each of the Company's classes of common equity as of September 30, 1996:

   -   Common Stock (without par value) 6,998,052 shares.
                            PART I

Item 1.  Description of Business

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

   The Company is primarily a supplier of ground support services for general aviation aircraft at two airports located in Chicago, Illinois and Morgantown, West Virginia, with its facilities more commonly referred to as a "Fixed Base Operation" or "FBO". At September 30, 1995 the Company operated two additional facilities, one at Houston, Texas, which was sold in November 1995, and one in New Orleans, Louisiana, which was sold in May 1996. The Company provides on demand "line services" for the general aviation fleet that includes the fueling, ground handling and storage of aircraft along with the subleasing of hangar and office space to tenants. In conjunction with its general aviation activities the Company also provides, on a contractual basis, ground support services for commercial airlines which would primarily include fueling and deicing.

   During the fiscal year ended September 30, 1994 the Company completed a business plan begun during fiscal year 1990 that included the sale or closure of unprofitable operations and the sale of certain FBOs as required to generate working capital. During fiscal year 1994, the Company sold its avionics business at Raleigh-Durham, NC and its FBOs located at White Plains, NY, Morristown, NJ, and Denver, CO. (See Note D of the Consolidated Financial Statements on page S-13 regarding the Arapahoe County Industrial Revenue Bonds in connection with the Denver FBO.)

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

   Transtech is a holding company owned and managed by individuals with management experience and ownership (direct and indirect) of other FBOs. Concurrently with the sale of notes and securities, three persons, John Pugh, Richard Hatchett, and Clark Van Nostrand, resigned as Directors of Aero, and
R. Ted Brant, Bobby R. Adkins, and Maurice Lawruk were named directors of Aero. The new Board then elected R. Ted Brant, Chairman and Chief Executive Officer; appointed Christopher M. Cicconi, Esquire, a partner in the law firm of Eckert, Seamans, Cherin and Mellott as Secretary of the Company; and appointed Paul R. Slack as Treasurer of the Company, in addition to his position as Controller and Chief Accounting Officer.

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

   On November 20, 1995 the members of the Board of Directors elected R. Ted Brant as President and Chief Operating Officer of the Company.

   On May 10, 1996 the Company sold, to Jason IV, owner of a competitor FBO on the airport, its leasehold interest at New Orleans' Lakefront Airport for $900,000. The Company received $300,000 cash at settlement and two promissory notes for the balance. A note in the amount of $100,000, bearing interest at the rate of 8% per annum is due and payable on April 30, 1997.
A note in the amount of $500,000 bearing interest at the rate of 9% per annum is due and payable on March 31, 1999. Interest on both notes is being paid monthly.

   The regulatory environment, particularly in terms of environmental regulation, has changed dramatically over the last five to ten years for all operators in the industry. In September 1988, for example, the Environmental Protection Agency ("EPA") issued regulations for underground storage tanks ("USTs") that has had a dramatic economic affect on the industry and the Company. (See Environmental Protection on page 6.) The effective commence-ment date for newly installed USTs was December 22, 1988 with all USTs having to conform to the new standards by December 1998. During 1996 and 1995 the Company incurred expenses of $1,000 and $241,000, respectively, in complying with these EPA regulations. However, from 1988 through 1996, the Company has incurred $3,152,000 of expense in complying with these same regulations. At September 30, 1996, the Company's financial statements include accruals of $457,000 for any known clean-up and remediation liabilities associated with complying with EPA regulations. Unfortunately, the Company is unable to pass these significant cash outlays on to the customer, accordingly the Company is unable to realize any tangible return on these cash outlays.

   The Company's independent accountants issued a "disclaimer of opinion" on the consolidated financial statements for the year ended September 30, 1996. In their report to the Stockholders and Board of Directors of the Company they cited the Company's recurring losses from operations and net capital deficiencies at September 30, 1996 as factors that raise substantial doubt about the Company's ability to continue as a going concern.

   In an attempt to maintain the viability of the Company, Management is currently examining an offer to purchase the Company's Chicago FBO. Also being explored, is the possibility of obtaining a line of credit using the Chicago FBO as collateral. The plan is to use the proceeds to pay current liabilities. Also, the Company is in negotiations with an airport authority located in the Mid-Atlantic region to open a new FBO. The lease would require minimal start-up costs. Subsequent to September 30, 1996 the Company has hired an investment banking firm to assist it in planning the best method of utilizing the Company's approximate $33 million of net operating loss carryforwards. The successful completion of these plans is no guarantee that the Company can be returned to profitability or maintained as a going concern.

BUSINESS OF ISSUER

   The Company supplies ground support services to corporate and other general aviation aircraft at facilities located at two airports in the United States. The Company provides line services, subcontracts maintenance and repairs of aircraft, and leases hangar and office space to various tenants. The Company also provides ground support services (including fueling and de-icing) to commercial airlines, air freight carriers and overnight courier services at its locations.

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

   The Company's line service customers are primarily owners and operators of corporate aircraft, including those based at the Company's facilities and others that are transient. Although the business of providing line services is highly competitive, the Company is the only such provider at one of the airports where it maintains facilities. At the other location, the Company operates one of four FBOs.

Aircraft Maintenance and Repair

   With the sale of the facilities at Tri-City, Michigan and Youngstown, Ohio during the year ended September 30, 1995 and the subsequent sale of its Houston, Texas facility in November 1995, the Company no longer operates a major maintenance service center. All maintenance at the two remaining facilities is subcontracted to other companies.

Hangar and Office Leasing

   The Company leases hangar, ramp (tie down) and office space to customers whose aircraft are based at its facilities and to various aviation related businesses. Leases of hangar space vary in duration and are most often associated with line service customers who operate corporate and private aircraft. Office space tenants include corporate flight departments, aircraft sales and charter operations, aircraft insurance agencies, airport auto rental agencies, flight schools, and similar aviation related business-es.

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

SUPPLIES

   A major percentage, 62%, of the Company's sales during its last fiscal year was derived from the sale of fuel. The availability to the Company of an adequate supply of fuel, particularly jet fuel, is critical to the Company's operations. The Company purchases fuel exclusively from Exxon. Management believes that the present allocations of fuel and other supplies are adequate to meet overall demand for the foreseeable future. Supplies could be interrupted, curtailed or allocated in the event of a refinery shutdown, severe weather or war.

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

   During 1996 and 1995, the Company incurred clean-up/remediation expenses of $1,000 and $241,000, respectively, in complying with these EPA regula-tions. At September 30, 1996, the Company's financial statements include accruals of $457,000 for expected future clean-up/remediation costs for existing known liabilities. While the Company believes that all EPA problems have been identified and adequately accrued for, it realizes that future substantial environmental liabilities are possible in order to remain in compliance and it does not anticipate experiencing any competitive disadvan-tage because the entire industry is subject to these regulations. The Company believes it has adequate reserves for its environmental liabilities. (See Notes to Consolidated Financial Statements, Note F4.)

   The Company does not presently maintain insurance covering losses associated with environmental contamination. All the states in which the Company owns or operates USTs have state operated "trust funds" which could reimburse the Company for certain clean-up costs and liabilities incurred from USTs. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on USTs or fuels purchased within each respective state. The coverages afforded by each state vary, but generally provide up to $1,000,000 for the clean-up of environmen-tal contamination and most provide for third party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $50,000 per occurrence.

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

COMPETITION

   The Fixed Base Operations industry is highly competitive with approxi-mately 4,000 FBOs nationwide. Some of the Company's competitors are highly experienced operators of networks with substantial resources, such as Signature Flight Support which competes with the Company at Midway Airport, Chicago. The nature of the business is such that the competition is not necessarily confined to the same airport but extends to other airports, due to the mobility of aircraft.

EMPLOYEES

   As of September 30, 1996, the Company had approximately 48 full-time and 6 part-time employees. None of the employees are represented by a union.

Item 2.  Description of Properties

   The Company's corporate headquarters are located at 660 Newtown-Yardley Road in Newtown, Pennsylvania. In addition, at the time of filing of this report, the Company operates general aviation services facilities, commonly referred to as FBOs located at two (2) airports in the U.S. under terms of agreements that are combinations of leases or subleases and operating agreements between the airport operator, which may be a city, county or other public body, and the Company. The unexpired terms of the Company's FBO lease agreements are eight (8) years with the City of Chicago and eleven (11) years with the City of Morgantown.

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

   The Company presently has operations at the following airports:

City                              Airport

Chicago, IL                       Midway Airport
Morgantown, WV                    Morgantown Airport

   The Company's facilities at Morgantown Airport are maintained pursuant to leases between Mountain State Flight Services, Inc., a wholly owned subsidiary of the Company, and the City of Morgantown. The facility at Midway Airport is maintained pursuant to subleases from Beckett Aviation which is a wholly owned subsidiary of the Company. The Company generally owns the leasehold improvements, equipment, furniture and fixtures, vehicles and other property located there either directly or through Beckett.

   For further discussion the reader is referred to Footnote I - Certain FBO Matters - in the financial statements attached hereto.

Item 3.  Legal Proceedings

   The Company is subject to several complaints filed over the past several years in different courts or administrative agencies by different individual former employees challenging the termination of their employment by the Company on a variety of grounds. These claims are encountered in the ordinary course of business, and in the opinion of Management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position, cash flow, and operations in excess of accruals already recorded. Management believes that it has established adequate reserves for all of these claims as to which the Company believes it has strong defenses and intends to vigorously defend its position.

   On December 19, 1994 the Company received its first notice of tax due from the State of New York in the amount of $163,000 for a diesel motor fuels tax resulting from an audit performed in September 1994. The first assessment covered the quarter ended November 30, 1991. The audit period covered July 1991 through November 1993, when the Company sold its facility in New York. Additional three month assessments for subsequent periods have been received each quarter by the Company reflecting assessments in the additional amount of $1,505,000. Management has authorized the Company's accountants to file appeals of all such assessments, and several such appeals are currently pending. However, the Company's management decided to recognize the potential liability in full and the financial statements at September 30, 1995 included an accrual of $1,457,000 for the estimated total of these assessments. At September 30, 1996 the total accrual was increased to $1,668,000 based on additional assessments.

   The Company is also exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters, as well as those discussed above or referenced elsewhere in this report, will not have a material adverse effect on the Company's financial position and operations in excess of what has already been recorded. Management believes that it has established adequate reserves for all of these claims.


Item 4.  Submission of Matters to a Vote of Security Holders

   During the fourth quarter of the fiscal year ended September 30, 1996, no matters were submitted for a vote of security holders.
                            PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)  PRICE RANGE OF COMMON STOCK

   The Company's common stock, is traded in the "pink sheets" and was also listed on the Boston Stock Exchange with the symbol AER B. However, the Company was informed by the Boston Stock Exchange by letter dated December 22, 1993 that the Company has fallen below its listing requirements. Specifically, the Company's stockholders' equity is below the minimum requirement of $500,000 and the market value of public shares is also below the minimum requirement of $500,000. The Boston Stock Exchange must be notified in writing within 30 days of notification of the Company's plans to rectify these deficiencies and the time frame in which it will be accom-plished. The Company responded accordingly. However, the inability to resolve these deficiencies led to the suspension of trading and the delisting of the Company on March 4, 1994.

   The following table sets forth the high and low bid prices of the common stock for the periods indicated. The bid prices represent inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                         COMMON

                                HIGH                  LOW
Fiscal Year 1996:
  First Quarter                  .10                  .03
  Second Quarter                1/16                  .02
  Third Quarter                 3/32                  .05
  Fourth Quarter                3/32                  .03

Fiscal Year 1995:
  First Quarter                  .08                  .02
  Second Quarter                1/16                  .02
  Third Quarter                  .15                  .03
  Fourth Quarter                 .15                  1/8

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

   As of September 30, 1996 there were approximately 671 record holders of the Company's common stock. Included in the number of stockholders of record are stockholders who have chosen to have their shares held in "nominee" or "street" name. The Company does not know how many additional shareholders this represents.

(c)  DIVIDENDS

   The Company has not paid cash dividends on its common stock, and the Board of Directors of the Company has adopted a policy of retaining earnings, if any, for operations and the expansion of the Company's business. Therefore, the Company anticipates that it will not pay any cash dividends on its common stock in the foreseeable future. The credit facility signed in December 1989 prohibits the payment of dividends without the prior written approval of the lender. Further, cash dividends and certain other distribu-tions on common stock are prohibited unless all accrued dividends on the preferred stock have been paid. The total dividends in arrears relating to preferred stock is $2,519,572 at September 30, 1996.
Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

   The Company's business began in 1948 at a single location and expanded to 13 airports by 1984. In 1985 the Company purchased Beckett Aviation, which added nine more facilities. Through sales and closures of certain locations, the number has been reduced to two at September 30, 1996.

                                                Number of FBOs
At September 30, 1994                                  5
Sold during fiscal 1995                               (2)
Purchase during fiscal 1995                            1

At September 30, 1995                                  4
Sold during fiscal 1996                               (2)

At September 30, 1996                                  2

Results of Operations

   The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated.

                                   YEAR ENDED
                                  SEPTEMBER 30,

                                       1996       1995

Net Sales                             100.0%     100.0%
Cost of Sales                          44.3       51.2
Departmental costs                     40.3       48.7
Administrative costs                   11.3       10.2
Interest expense                       21.9       16.7
Gain on sale of FBO operations          2.5        2.8
Other income (expense)                 (1.5)     (11.3)
Net loss                              (16.8)     (35.3)

For a basis of comparison, the results of operations of the two remaining facilities at September 30, 1996 are presented for the years ended September 30, 1996 and September 30, 1995. The 1995 results at Morgantown are shown from the acquisition date of April 1, 1995. Income and expenses not related to a specific location are shown as Corporate.

                      September 30, 1996

                 (Dollar amounts in thousands)

                       CHICAGO    MORGANTOWN    CORPORATE

NET SALES              $5,867        $905           $36

COST AND EXPENSE
Cost of Sales           2,381         495            26
Departmental Costs      2,022         347           435
Administrative Costs      219          62           548
Interest Expense          156           2         1,548
                        1,089          (1)       (2,521)

Other Income/(Expense)     (2)          -          (150)

Net Income/(Loss)     $ 1,087        $ (1)      $(2,671)
                      September 30, 1995
                 (Dollar amounts in thousands)


                      CHICAGO      MORGANTOWN   CORPORATE

NET SALES              $4,476         $439           $6

COST AND EXPENSE
Cost of Sales           1,944          256            1
Departmental Costs      1,620          188          980
Administrative Costs      191           27          554
Interest Expense          159            1        1,570
                          562          (33)      (3,099)
Other Income/(Expense)      6           17       (1,212)

Net Income/(Loss)      $  568         $(16)     $(4,311)


Description of the Years Ended September 30, 1996 and 1995

    Sales for the year ended September 30, 1996 decreased by $2,599,000 compared to 1995. However, the combined sales of Chicago and Morgantown, the only FBO's in operation during both years, increased $1,857,000 (38%) in part due to Morgantown being included for only six months in fiscal 1995. Other sales recorded as corporate sales, including aircraft charter, increased $30,000. Therefore the result of four locations being sold during 1995 and 1996 was a reduction in sales of $4,486,000.

    Cost of sales at continuing FBOs decreased from 44.8% to 42.5%.

    Departmental costs at continuing FBOs (including corporate) increased $16,000 (0.6%). Increases at the two FBOs of $561,000 in proportion to increased sales were offset by reductions of corporate expenses in the same category. Corporate expenses recorded in 1995 of $373,000 for EPA and equipment rental expenses account for two thirds of the decrease in 1996. Also, corporate payroll and related expenses were reduced by $217,000 in 1996.

    Administrative costs decreased $186,000 in 1996. At continuing operations, including corporate, administrative costs increased by $57,000 (7.4%). Sales of the four locations during the two years accounted for a decrease of $243,000 of expenses in this category.

    Interest expense in 1996 in total was about equal to 1995. No additional debt was incurred until August 1996 and interest rates remained stable. The Company recorded $1,488,000 of interest expense on the debt owed to Transtech. The Company paid Transtech $375,000 of interest during 1996.

    As of September 30, 1995 the Company had received notices of tax due from the State of New York which totalled $665,000. (See comparison of the Years Ended September 30, 1995 and 1994 following this section). Additional assessments have been received during 1996 which cover the period September 1992 through November 1993 and total $1,003,000. The Company has filed appeals on the additional assessments, but a total accrual of $1,457,000 was recorded in the financial statements at September 30, 1995 for this potential liability, and was increased to $1,668,000 at September 30, 1996. The Company has attempted to negotiate a settlement with the state and has made an offer which has been rejected by New York officials.

    The Company does not presently maintain insurance covering losses associated with environmental contamination. All the states in which the Company owns or operates USTs have state operated "trust funds" which could reimburse the Company for certain clean-up costs and liabilities incurred from USTs. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on USTs or fuels purchased within each respective state. The coverages afforded by each state vary, but generally provide up to $1,000,000 for the clean-up of environmen-tal contamination and most provide for third party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $50,000 per occurrence.

    The Company did not accrue any additional amounts for EPA remediation projects during fiscal year 1996. Only $1,000 of expenses were recorded during the year for items such as removal of used oil. At September 30, 1996 the financial statements of the Company included accruals for the remediation of the environmental matters in the amount of $457,000.

    The fixed base operations industry is highly competitive particularly regarding fuel pricing. The flying range of business aircraft allows pilots considerable discretion in selecting locations to purchase fuel. As a consequence, the Company expends considerable effort in tracking competitive pricing situations on a regular basis both at airports where the Company operates facilities and other airports that are deemed to represent competitive situations. Due to these competitive pressures the Company is not always able to pass cost increases on to its customers (see Pages 6 through 7, Competition).

Description of the Years Ended September 30, 1995 and 1994

    Sales for the year ended September 30, 1995 decreased by $11,328,000 compared to 1994. The combined sales of Chicago, Houston, and New Orleans, the only FBOs to operate during all of both years, declined $98,000 to $8,265,000. Morgantown, purchased during 1995, produced $439,000 of sales. Therefore, the result of seven facilities being sold during 1994 and 1995 was a reduction of $11,669,000 in sales.

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

    On December 19, 1994 the Company received its first notice of tax due from the State of New York in the amount of $163,000 for a diesel motor fuels tax resulting from an audit performed in September 1994. The first assessment covered the quarter ended November 30, 1991. The audit period covered July 1991 through November 1993, when the Company sold its facility in New York. Additional assessments for the period December 1, 1991 through August 31, 1992 have been received by the Company reflecting assessments in the additional amount of $502,000. Based on current information, it is anticipated that the total assessments for the audit period will be approximately $1,400,000. Management has authorized the Company's accoun-tants to file appeals of all such assessments, and several such appeals are currently pending and management intends to request dismissal of these assessments. However, based upon additional research by the Company's tax accountants and discussions with representatives of New York state, the Company's management has decided to recognize the potential liability in full and the financial statements at September 30, 1995 include an accrual of $1,457,000 for these assessments. The additional $793,022 above the assessments received was calculated based on actual gallons sold during the period plus estimated penalty and interest. The Consolidated Statement of Operations (Page S-5) for 1995 includes an additional expense of $1,142,645, net of the reversal of excess reserves, in the category of Other In-come/Expense for this issue.

Liquidity and Capital Resources

    Working capital deficiency increased by $12,839,000 to ($17,084,000) at September 30, 1996 because current assets were reduced by $916,000 and current liabilities were increased by $11,923,000. The major components of these changes were a reduction of $781,000 in other receivables and an increase of $8,851,000 in current maturities of long term debt due affili-ates, and an increase of $3,500,000 in current maturities of long term debt-other. The $3,500,000, which represents an industrial revenue bond due in December 2014, was reclassified from long term because the letter of credit which supports the bond expired in December 1996 and was extended for five months. The letter of credit is held by Barclays Bank, who intends to discontinue this service, but has given the Company five months to find another source. PHH Corporation, from whom the Company purchased Beckett Aviation Inc., has agreed to use its resources to help the Company secure the letter of credit. If the letter of credit is not renewed the bond would be called. Because of the uncertainty surrounding the renewal of the letter of credit, management decided to reclassify the debt as short-term. Other receivables decreased primarily because the Company had recorded a receivable of $756,000 from two insurance carriers at September 30, 1995 based on proposed settlements of two lawsuits. These claims were paid by the insurance carriers during 1996. Demand loans due to Transtech totalling $8,700,000 were reclassified from long term debt to short term because an addendum, approved by the Board of Directors in March 1996, to the Note and Modification Agreement of May 20, 1994 changed the due dates of the notes to the earlier of demand or June 30, 1996. Additional details regarding working capital are contained on pages S-7 and S-8 of the financial statements, Consolidated Statements of Cash Flows.

    During 1995 the Company acquired 100% of the common stock of Mountain State Flight Services Inc. which operates an FBO at Morgantown, West Virginia. The lease with the City of Morgantown requires that the lessee submit plans to invest $700,000 in new construction on the leased premises if the average gross receipts match or exceed $225,000 per month, for a consecutive four month period. Average sales per month during 1996 were $76,000, therefore management does not foresee any such investment being mandated in the near future.

    The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

    At September 30, 1996 and 1995, respectively, the Company had a working capital deficiency of $17,084,000 and $4,245,000, stockholders' deficit of $27,571,000 and $26,920,000, and had incurred a net loss of $1,309,000 and
$3,666,000 for the years then ended. The Company's independent accountants issued a disclaimer of opinion on the consolidated financial statements for the years ended September 30, 1996 and 1995. They cited, in their report to the stockholders and Board of Directors of the Company, the recurring losses from operations and deficiencies in cash flow from operations for the years ended September 30, 1996 and 1995, and a net capital deficiency at September 30, 1996 and 1995 as factors that raised substantial doubt about the Company's ability to continue as a going concern.

    In an attempt to maintain the viability of the Company, Management is currently examining an offer to purchase the Company's Chicago FBO. Also being explored, is the possibility of obtaining a line of credit using the Chicago FBO as collateral. The plan is to use the proceeds to pay current liabilities. Also, the Company is in negotiations with an airport authority located in the Mid-Atlantic region to open a new FBO. The lease would require minimal start-up costs. Subsequent to September 30, 1996 the Company has hired an investment banking firm to assist it in planning the best method of utilizing the Company's approximate $33 million of net operating loss carryforwards. The successful completion of these plans is no guarantee that the Company can be returned to profitability or maintained as a going concern.

    The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    The Company has not paid cash dividends on its common stock, and the Board of Directors of the Company has adopted a policy of retaining earnings, if any, for operations, resolution of liabilities and the reduction of borrowing. Therefore, the Company anticipates that it will not pay any cash dividends on its common stock in the foreseeable future. The credit facility signed in December 1989 prohibits the payment of dividends without the prior written approval of the lender (Transtech). Further, cash dividends and certain other distributions on common stock are prohibited unless all accrued dividends on the preferred stock have been paid. Dividends in arrears are $2,519,572 at September 30, 1996.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    None.
                           PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
        Compliance with Section 16(a) of the Exchange Act.

    The Executive Officers and Directors of the Company are as follows:

        Name                   Age          Position

R. Ted Brant (1)                50          Chairman of the
                                            Board of Directors,
                                            President and Chief
                                            Executive Officer,
                                            and Director


William R. Dimeling (1)(2)      55          Director


Maurice A. Lawruk (2)           64          Director


Bobby R. Adkins                 50          Director and
                                            Chief Operating Offi-
                                            cer


Paul R. Slack                   56          Chief Accounting
Officer,
                                            Controller, Treasurer
and                                         Assistant Secretary


James R. Affleck, Jr.           56          Assistant Treasurer




(1) Member of the Human Resources Committee

(2) Member of the Audit Committee




    Except for directors elected by the Board to fill vacancies, all of the directors are elected at the Annual Meeting and hold office for a period of one year or until successors are elected and qualified. All of the above named directors were elected at the May 17, 1995 Annual Shareholders Meeting. The Board of Directors determined that it was in the financial interest of the Company to forgo holding the 1996 Annual Meeting and postponed any business which would have been conducted at that meeting until the occurrence of the annual meeting for 1997.




    The officers of the Company are the Chief Executive Officer, Chief Operating Officer, President, Secretary, Chief Accounting Officer, Treasurer, and such other Vice Presidents as are elected by the Board. All of the officers are elected by the Board and serve at the pleasure of the Board.

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

    Bobby R. Adkins was elected to the Board of Directors on May 20, 1994. He was appointed as Chief Operating Officer in November 1995, a position formerly held by Wallace Congdon. Mr. Adkins is Vice President Operations of Transtech Holding Company, Inc. and of Transportech Corporation, and has served as Secretary and Treasurer of Valley Air Services, Inc. since 1989. Mr. Adkins holds Associate degrees in Accounting, Business Administration, and Law Enforcement, and is a licensed commercial pilot and certified flight instructor.

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

    James R. Affleck, Jr. joined the Company in September 1987 as manager of special projects. In May 1994 he was named assistant treasurer. Mr. Affleck's duties involve general oversight of cash management, insurance, human resources and benefit programs and investor relations.




Item 10.  Executive Compensation

CASH COMPENSATION

    The following table shows the cash compensation paid to or accrued to, or for the benefit of, each of the executive officers of the Company whose aggregate compensation exceeded $100,000 per annum for services rendered to the Company during the year ended September 30, 1996:

I.  SUMMARY COMPENSATION TABLE

                                    Annual   Compensation  All Other
Name and Principal Position  Year    Salary      Bonus     Compensa-
tion
                                       ($)        ($)           ($)

R. Ted Brant, Chairman      1996     12,046        -           -
of the Board of Directors,  1995      6,000        -           -
Chief Executive Officer, (a)1994        -          -           -
and President (d)

Wallace E. Congdon,         1996     10,154        -           -
President and Chief         1995     80,100        -           -
Operating Officer (c)       1994     79,038        -           8 (b)



(a) Appointed by the Board of Directors in May 1994.

(b) Company contribution to 401(k) retirement plan.

(c) Resigned from the Company in November 1995.

(d) Appointed by the Board of Directors in November 1995.


COMPENSATION OF DIRECTORS

    From October 1993 through May 1994, Directors, excluding those who were also officers or employees of the Company, were eligible to receive $15,000 annually plus $1,000 per meeting attended as compensation for their services as Directors. At the May 31, 1994 meeting the Board suspended indefinitely any compensation for Directors, excluding the one remaining Director who had been receiving compensation under the previous arrangement. However, as a result of an informal agreement between that Director and the Chairman, no compensation has been paid to, or accrued for, that Director.



III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

     Aggregate Option/SAR Exercises in Last Fiscal Year, & FY-End Option/SAR Value

                                                                     Value of Unexercised
                                             Number of Unexercised       In-the-Money
                                          Options/SARs at FY-End (3)Options/SARs at FY-End
(1)

                  Shares Acquired    Value       Exercisable/            Exercisable/
Name              on Exercise (#)  Realized      Unexercisable           Unexercisable

R. Ted Brant            -0-           -0-             0/                    $0.00/
Chairman, Board                                         0                    $0.00
of Directors

Larry A. Ulrich (2)     -0-           -0-          120,000/                 $0.00/ (3)
                                                       0                     $0.00

Wallace E. Congdon      -0-           -0-             0/                    $0.00/
President and Chief                                     0                    $0.00
Operating Officer (4)


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

4.  Mr. Congdon resigned as President and Chief Operating Officer on November 8, 1995.



Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The following tables set forth, as of November 7, 1996, except as otherwise indicated, information with respect to stock ownership of (i) each Director of the Company, (ii) each person known by the Company to own beneficially more than 5 percent of the shares of the Company's outstanding Common Stock, (iii) each person known to the Company to own beneficially more than 5 percent of the shares of the Company's outstanding Series A preferred stock, and (iv) all officers and directors of the Company as a group. This information has been provided to the Company by the persons named below.



                                               Amount and
                      Amount and                Nature of
                       Nature of     Percent   Beneficial       Percent
                      Beneficial     of Class    Ownership      of Class
Name and               Ownership      of        of Series A     Series A
Address of             of Common     Common     Preferred       Preferred
Beneficial Owner       Stock (1)      Stock     Stock (1)       Stock (2)

Transtech Holding
Company, Inc.        3,407,693 (3)     42.2%     93,947           34.9%
1331 12th Avenue
Suite 109
Gables Office Complex
Altoona, PA 16601

Triton Energy Corp.    538,372 (4)      6.7%    134,593           50.0%
Including
Pacific Basin Company
6688 N. Central Exp.
Suite 1400
Dallas, TX 75206

Robert L. Starer      1,001,000 (5)     12.0%
6555 Skyline Drive
Delray Beach, FL

John F. Bricker         401,038          5.7%
826 Union Street
Suite 300
New Orleans, LA

F. P. Quinn Trading Co.  114,500 (6)     1.4%    28,625           10.6%
401 S. LaSalle Street
Suite #701
Chicago, IL 60605

William R. Dimeling        4,000 (7)         *    1,000            0.4%
9100 Crefield Street
Philadelphia, PA 19118

Alinco S.A.              327,990 (8)      4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Cesamar, S.A.            327,990 (8)      4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Project Bond Limited     327,990 (8)      4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

All Directors and          24,000 (9)       *     1,000            0.4%
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

(8) Alinco S.A., Cesamar, S.A., and Project Bond Limited consider themselves a "group" within the meaning of SEC Rule 13d.

(9) Includes conversion rights of Mr. Dimeling, and outstanding vested stock options (20,000). Does not include stock and conversion rights owned by Triton. This amount does not include common stock owned by Transtech, whose principal owners include Ted Brant, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Maurice Lawruk and Bob Adkins, both directors of the Company.
Item 12.  Certain Relationships and Related Transactions.

EMPLOYMENT CONTRACTS

    No employee of the Company had employment contracts during 1995 and 1996.

RELATED TRANSACTIONS

    In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech (See Note D to the Consolidated Financial Statements, Notes Payable-Affiliate). At September 30, 1996, Transtech owned 42.2% of the Company's common stock and 34.9% of the Company's preferred stock. The Company is also indebted to Transtech in the amount of $15,610,- 000 in the form of notes that were purchased from Triton. During fiscal year 1996, $1,488,000 of interest expense was recorded against the $15,610,000 loans due to Transtech, of which $375,000 was paid and $962,000 was forgiven and reclassified as Additional Paid-in Capital. During fiscal year 1995, $1,334,000 of interest expense was recorded against the $15,610,000 loans and $809,000 was paid. At September 30, 1996 the Company has $684,000 of accrued interest due to Transtech recorded on the financial statements.

    On May 31, 1994 the Board of Directors appointed Christopher M. Cicconi, Esquire as the Company's Corporate Secretary. They also selected the law firm of Eckert Seamans Cherin & Mellott, of which Mr. Cicconi is a partner, as the Company's chief legal counsel. During fiscal 1995, the Company was billed $179,000 for legal services by Mr. Cicconi's firm. During fiscal 1996, the Company was billed an additional $145,000 for legal services. At September 30, 1996 the Company had outstanding amounts due Eckert Seamans Cherin & Mellott of $35,000.

    The Company provides accounting services to Transportech Inc., a wholly owned subsidiary of Transtech, which operates one FBO. The Company receives a monthly fee of nine hundred dollars. The Company sub-leases two fuel trucks to Transportech at a monthly fee of two thousand three hundred eighty-five dollars.

    On April 1, 1995, the Company purchased 100% of the outstanding stock of Mountain State Flight Services, Inc., a West Virginia corporation for $390,000. Eighty percent of the stock was owned by Valley Air Services, Inc., whose officers include R. Ted Brant, President and Chief Executive Officer; Maurice A. Lawruk, Vice President; and Bobby R. Adkins, Secre-tary/Treasurer. In addition, Mr. Brant and Mr. Lawruk each owned personally 7.5% of the stock, and Mr. Adkins owned 2%.

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

    In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150,000 (See Note B-11 to the Consolidated Financial Statements, Other Assets). $115,000 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20,000; Maurice Lawruk, Company Director, $40,000; James Affleck, Company Assistant Treasurer, $34,000; R. Ted Brant, Company Director and CEO, $15,000; Bobby Adkins, Company Director, $4,000; and Alice Buford, a shareholder of Transtech, $2,000. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997. At that time the Company exercised its option contained within the notes to extend them for one additional year. All interest due and payable was paid at the time of the extension.

    In July 1996 the Company purchased a 1975 Cessna Citation 500 aircraft owned by R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company for $708,000. As part of the purchase agreement the Company will make monthly payments directly to Cessna Corporation on the existing loan, the balance being $533,000 at September 30, 1996. From June 1995 to March of 1996 attempted to develop a charter department using the Cessna belonging to Mr. Brant. This was to pay all related operating expenses and to receive a commission on all charters. Charters were made through Piedmont Aviation Services, Inc., Winston Salem, NC. All expenses and income less the Company's commission, were charged to a balance sheet account. In March 1996, the Company was owed $36,000. At that time total management of the aircraft reverted to Piedmont with the expenses and charter income continuing to be processed by the Company at the time of the purchase, the Company was due $128,000. The difference between the purchase price and the note balance assumed was charged to the owners account. The aircraft continues to be managed by Piedmont who is the exclusive agent for scheduling the aircraft usage. Piedmont operates as an air taxi operator and leases aircraft in connection with its business, and will lease the Company's aircraft when possible. The Company receives 75% of the net billings. Piedmont provides the flight crew and the Company is responsible for fuel and maintenance. Mr. Brant is also a director and Vice-Chairman of Piedmont.
                            PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.  See Index of Exhibits annexed hereto.

     (b) Reports on Form 8-K.  None.




                          SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                    AERO SERVICES INTERNATIONAL, INC.
May 15, 1997


                          BY:

                                 R. Ted Brant
                                 Chairman of the Board of
                                 Directors and Director





                          BY:

                                 Paul R. Slack
                                 Chief Accounting Officer
                                 and Controller.
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons in the capacities and on the dates indicated.




    Signature             Title           Date



                          Chairman of the   May 15, 1997
R. Ted Brant              Board and
                          Director



                          Director

William R. Dimeling


                          Director

Maurice A. Lawruk


                          Director

Bobby R. Adkins












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

          Index of Financial Statements and Schedules



    The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 7 are listed below:

                                                       Page

    Independent Auditors' Report                       S-2

    Consolidated Balance Sheets at                     S-3
    September 30, 1996 and 1995

    Consolidated Statements of Operations              S-5
    for the years ended September 30, 1996
    and 1995

    Consolidated Statements of                         S-6
    Stockholders' Deficit for the years
    ended September 30, 1996 and 1995

    Consolidated Statements of Cash Flows              S-7
    for the years ended September 30, 1996
    and 1995

    Notes to Consolidated Financial Statements         S-9

    The following exhibit is included in Item 13(a):
    Exhibit (11.1) - Computation of per share loss     S-24
KPMG Peat Marwick LLP



     1600 Market Street
     Philadelphia, PA 19103-7212


                 INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors,
Aero Services International, Inc.:

We have audited the accompanying balance sheets of Aero Services Internation-al, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying financial statements have been prepared assuming that Aero Services International, Inc. will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has net working capital deficiencies and a stockholders' deficit. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying financial statements.



     KPMG PEAT MARWICK LLP


April 15, 1997
Philadelphia, Pennsylvania




     Member Firm of
     Klynveld Peat Marwick Goerdeler
      Aero Services International, Inc. and Subsidiaries
                  CONSOLIDATED BALANCE SHEETS
                         September 30,

(Dollar amounts in thousands)



ASSETS
                                              1996     1995
CURRENT ASSETS
 Cash                                       $  390   $  455
 Restricted cash                                 -        5
 Customers receivables, less allowance for
  doubtful accounts of $15 and
  $37, respectively                            316      229
 Other receivables                             264    1,045
 Inventories                                    47      175
 Prepaid expenses and other current assets      39       63

TOTAL CURRENT ASSETS                         1,056    1,972


PROPERTY AND EQUIPMENT
 Transportation equipment                      708        -
 Machinery and equipment                       299      293
 Furniture and fixtures                        163      177
 Leasehold improvements                      4,423    4,290

                                             5,593    4,760
Less:  Accumulated depreciation
      and amortization                       2,862    2,618

PROPERTY AND EQUIPMENT, NET                  2,731    2,142

ASSETS HELD FOR SALE AT NET BOOK VALUE           -       25

OTHER ASSETS                                   940      357


TOTAL ASSETS                                $4,727   $4,496





The accompanying notes are an integral part of these statements.
      Aero Services International, Inc. and Subsidiaries
            CONSOLIDATED BALANCE SHEETS - CONTINUED
                         September 30,

(Dollar amounts in thousands)



LIABILITIES                                             1996     1995

CURRENT LIABILITIES
 Current maturities of long term debt-affiliate       $ 8,851$      -
 Current maturities of long term debt-other             3,544       55
 Accounts payable-trade                                   970      648
 Accrued expenses
  Property, payroll, and other taxes                    3,059    3,037
  Other                                                 1,032    1,945
  Affiliate                                               684      532
TOTAL CURRENT LIABILITIES                              18,140    6,217

LONG TERM DEBT, less current maturities
 Affiliate                                              7,407   15,610
 Other                                                     10    3,554
TOTAL LONG TERM DEBT                                    7,417   19,164

OTHER LONG TERM LIABILITIES                               744      343

REDEEMABLE PREFERRED STOCK
 Series A Cumulative Convertible Preferred
 Stock - no par value - authorized 500,000
 shares - issued and outstanding 269,185 in
 1996 and 1995 (redemption value - $6,153
 and $5,895, respectively)                              5,997    5,692

STOCKHOLDERS' DEFICIT
 Preferred stock - authorized, 250,000 shares
  of no par value, none issued                              -        -
 Common stock - authorized, 15,000,000 shares
  of no par value; issued 7,070,052;
  outstanding 6,998,052 shares                          8,702    8,702
 Additional paid-in capital                             3,735    3,077
 Accumulated deficit                                  (39,771) (38,462)
                                                      (27,334) (26,683)

  Less:  Common stock in treasury
    (72,000 shares at cost)                               237      237

TOTAL STOCKHOLDERS' DEFICIT                           (27,571) (26,920)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT             $ 4,727  $ 4,496





The accompanying notes are an integral part of these statements.
      Aero Services International, Inc. and Subsidiaries
             CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended September 30,

(Dollar amounts in thousands, except per share amounts)



                                                  1996      1995

NET SALES                                      $ 7,802      $10,401


COST AND EXPENSES
 Cost of sales                                   3,456        5,320
 Departmental costs                              3,146        5,061
 Administrative costs                              878        1,064
 Interest expense-affiliate                      1,488        1,516
 Interest expense-other                            218          218

                                                (1,384)      (2,778)

 Gain on sale of certain FBO operations            197          293
 Other expense, net                               (122)      (1,181)


NET LOSS                                       $(1,309)     $(3,666)


Net loss per share                             $ (0.23)     $ (0.57)





The accompanying notes are an integral part of these statements.
                           Aero Services International, Inc.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    For the years ended September 30, 1996 and 1995

(Dollar amounts in thousands)


                                                                                                         Additional
                                               Common Stock   (Accumulated       Treasury Stock           Paid-In
                                               Shares   Amount  Deficit)   Shares     Amount              Capital
                                               Total
Balance at September 30, 1994     7,070,052  $8,702 $(34,796)    72,000       $237     $3,380            $(22,951)
Accretion of redeemable preferred stock   -       -        -          -          -       (45)                 (45)
Dividends in arrears on preferred stock   -       -        -          -          -      (258)                (258)
Net loss for the year                     -       -   (3,666)         -          -         -               (3,666)

Balance at September 30, 1995     7,070,052   8,702  (38,462)    72,000        237      3,077             (26,920)
Accretion of redeemable preferred stock   -       -        -          -          -        (46)                (46)
Dividends in arrears on preferred stock   -       -        -          -          -       (258)               (258)
Additional paid-in capital resulting
 from debt forgiveness                    -       -        -          -          -        962                 962
Net loss for the year                     -       -   (1,309)         -          -          -              (1,309)

Balance at September 30, 1996     7,070,052  $8,702 $(39,771)    72,000       $237     $3,735            $(27,571)



The accompanying notes are an integral part of these statements.
      Aero Services International, Inc. and Subsidiaries
             CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended September 30,

(Dollar amounts in thousands)



                                                     1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(1,309)     $(3,666)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                            286         323
Provision for losses on accounts receivable               22          12
Provision for obsolete and slow-moving,
 excess and damaged inventory                             11          -
Gain on sale of certain FBO operations                  (197)      (293)
Gain on sale of fixed assets                            (100)      (191)
Current period interest included in
 debt forgiveness                                        438          -
Amortization of note discount                              -        182
Change in assets and liabilities net of acquisitions:
Decrease in restricted cash                                5          -
(Increase) decrease in accounts receivable              (109)     1,011
(Increase) decrease in other receivables                 781       (799)
Decrease in inventory                                    117        317
Decrease in prepaid expenses                              24        103
(Increase) decrease in other assets                     (468)       166
Increase (decrease) in accounts payable-trade            322       (751)
Increase in accrued property, payroll, and other taxes   22       1,343
Increase in accrued expenses-affiliate
 net of debt forgiveness                                676         524
Increase (decrease) in accrued expenses-other          (913)         47
Increase in other long term liabilities                 401          38
Other                                                    16          78

Net cash provided by (used in) operating activities      25      (1,556)


CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of fixed assets                       3         101
 Proceeds from sale of certain FBO operations           300         420
 Purchase of property and equipment                    (871)       (116)
 Acquisition of FBO, net of cash acquired                 -        (387)
 Other investments                                     (115)          -

Net cash provided by (used in) investing activities    (683)         18


                                                (continued)





The accompanying notes are an integral part of these statements.
      Aero Services International, Inc. and Subsidiaries
       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
               For the years ended September 30,

(Dollar amounts in thousands)



                                                     1996          1995

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long term debt-affiliate  $ 654        $   -
 Principal payments under capital lease-nonaffiliate   (11)         (11)
 Principal payments of long term debt-affiliate         (6)           -
 Principal payments of long term debt-bank              (4)          (8)
 Principal payments of long term debt-other            (40)        (394)

Net cash provided by (used in) financing activities    593         (413)

Net decrease in cash and cash equivalents              (65)      (1,951)
Cash and cash equivalents at beginning of year         455        2,406

Cash and cash equivalents at end of year             $ 390         $455


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
 Interest                                            $  590      $1,031
 Income Taxes                                             -          12


Supplemental Schedule of Non-cash Investing and Financing Activities Dividends in arrears on the Company's preferred stock were accrued in the amount of $258 in both 1996 and 1995. Accretion on the Company's preferred stock was accrued in the amount of $46 in 1996 and $45 in 1995.

In addition to the $438 of current interest expense, another $524 of accrued interest was forgiven during fiscal 1996, and reclassed from Accrued Expenses-affiliate to Additional Paid-in Capital.





The accompanying notes are an integral part of these statements.
NOTE A - NATURE OF BUSINESS

The Company operates Fixed Base Operations ("FBOs") which provide ground support services to corporate and other general aviation aircraft at two airports in the United States at September 30, 1996, as well as similar services to air carriers at one of its locations. Revenue is derived from the sale of products, including fuel, oil, and aircraft replacement parts; from services such as aircraft maintenance, ground handling, and the pumping of fuel owned by others; and from the rental of hangar and office space. There are three customers who each contributed more than 5% of sales during fiscal year 1996. As a group, their total sales contribution equalled 23.5%. The Company is sometimes referred to herein as "Aero."

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies follows:

1.  Basis of Presentation

    The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

    At September 30, 1996, the Company had a working capital deficiency of $17,084, stockholders' deficit of $27,571, and had incurred a net loss of $1,309 in 1996.

    At September 30, 1995, the Company had a working capital deficiency of $4,245, stockholders' deficit of $26,920, and had incurred a net loss of $3,666 in 1995.

    Management has decided that the best chance to maintain the viability of the Company is to sell some, if not all, of the remaining assets and use the proceeds to pay the current liabilities. To this end, subsequent to September 30, 1996 the Company has hired an investment banking firm to examine the Company's position and to develop a plan whereby the Company maintains viability and is able to utilize its net operating loss carryforward of approximately $33,000. The successful completion of this plan is no guarantee that the Company can be returned to profitability or maintained as a going concern.

    During the year ended September 30, 1996 the Company sold its lease and purchase option at Houston's Hobby Airport and its lease at New Orleans's Lakefront Airport.

    The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries, Beckett Aviation, Inc. and Mountain State Flight Services, Inc., each of which is wholly-owned. All material intercompany accounts and transactions have been eliminated in consolidation.

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

4.  Property, Equipment, Depreciation and Amortization

    Expenditures for new property and equipment, and significant improvements to existing assets are capitalized at cost. Maintenance and repairs are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is reflected in current operations. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Leasehold improvements are amortized over the estimated service lives of the improvements or the remaining lives of the respective leases, whichever is shorter. The estimated service lives used are as follows:

    Transportation equipment             7 years
    Machinery and equipment           5-10 years
    Furniture and fixtures            5-10 years
    Leasehold improvements            1-22 years

    At September 30, 1995 fixed assets with a total cost of $774 and accumulated depreciation of $749 are segregated on the balance sheet as Assets Held for Sale. For further details see Note I - Certain FBO Matters.

    The Company's fixed assets are pledged as collateral for the loan agreement with Transtech Holding Company. See Note D - Financing Arrangements.

    Maintenance and repairs expense for 1996 and 1995 was $227 and $277, respectively.

5.  Revenue Recognition

    All revenue is recognized by the accrual method. Income is recorded when tangible goods are transferred to the consumer, when services are rendered, and during the appropriate period of rental, regardless of when payment is received. Costs and expenses are recorded in the period in which they are incurred regardless of when payment is made.

6.  Departmental Costs

    Departmental costs are specific expenses such as salaries, employee benefits and supplies, as well as expenditures such as rent, real estate taxes, leasehold amortization, utilities and insurance costs.
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7.  Loss Per Common Share

    Loss per share is based on the weighted average number of common and common equivalent shares outstanding during each year after giving appropriate effect, if dilutive, for the additional number of shares which would be issuable upon the exercise of stock warrants and options under the treasury stock method and after deducting from income preferred stock dividends and accretion. Weighted average shares used in computing primary loss per share were 6,998,052. Fully diluted loss per share amounts are not presented because the amounts are antidilutive.

8.  Accrued Property, Payroll, and Other Taxes

    Included in this total at September 30, 1996 and 1995 are, respectively, $1,313 and $1,496 for property taxes. Also included are accruals of $1,668 and $1,457, respectively, for a New York motor fuels tax assessment which is being appealed. (See Note F, Section 3 -
    Litigation.)

9.  Cash and Cash Equivalents

    The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months. The balance of Restricted Cash at September 30, 1995 represents restricted certificates of deposit.

10. Other Receivables

    The balance at September 30, 1996 includes a note receivable of $100 due April 1997 from the purchaser of the New Orleans facility.

    The balance of $1,045 at September 30, 1995 included $756 of receivables due from insurance companies for lawsuits against the Company. A liability of $816 was recorded in accrued expense-other, with the difference representing the Company's deductible amount of insurance. These amounts were settled in fiscal 1996.

11. Other Assets

    The balance of $940 at September 30, 1996 includes the $500 note receivable from the sale of the New Orleans facility; $325 of unamortized goodwill; and $115 representing the net investment in a company called Peakwood, L.L.C. (See Note J - Related Parties.) Goodwill of $325 is related to the acquisition of Mountain State Flight Services, Inc. on April 1, 1995. (See Note I - Certain FBO Matters.) The goodwill is being amortized over the remaining 12 years and 9 months of the lease term of the FBO at the time of acquisition. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results. Peakwood, L.L.C. was formed in January 1996 for the purpose of acquiring and managing certain Dun & Bradstreet Receivable Management Services. The Company's initial investment was $150 for a 40% interest. The Company's share of the loss for the nine months ended September 30, 1996 was $35, and has been recorded on the equity method, thereby reducing the original investment.

    The balance of $357 at September 30, 1995 is the unamortized portion of goodwill.
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

12. Concentration of Credit Risk and Fair Value of Financial Instruments

    Financial instruments that are potentially subject to credit risk consist principally of cash equivalents and trade receivables. Cash equivalents are placed with high credit quality financial institutions. At September 30, 1996, no customer receivable exceeded 5% of total assets. The Company generally requires no collateral from its customers.

    The carrying amount of cash, customer receivables, other receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

    The fair value of the debt with affiliate is impracticable to determine due to the related party nature of the instruments. The fair value of the Industrial Revenue Bond is also impractical to determine.


13. Reclassification

    The Company has reclassified the presentation of certain prior year information to conform with the current presentation format.

NOTE C - INVENTORIES

Inventories are classified as follows:
                                                Year Ended Sept.
30
                                                   1996    1995
Aircraft parts and accessories, oil and
  supplies less reserves for obsolete
  and slow-moving, excess quantity and
  damaged items of $57 and $49 respectively         $18     $ 55

Fuel                                                 29       47

Work in process                                       -       73
                                                    $47     $175

NOTE D - FINANCING ARRANGEMENTS

Long Term Debt - Affiliate

    Included in this category are $8,700 of various demand loans due to Transtech Holding Company, (Transtech) the Company's principal shareholder. These notes provide for interest at 2% above prime. The rate at September 30, 1996 was 10.25%.

    Also included is a note due to Transtech in the amount of $6,910. The terms of the note call for interest to accrue on the outstanding principal amount at the rate per annum equal to the Prime Rate and for payment of quarterly principal amounts of $300, along with accrued interest, each March 31, June 30, September 30, and December 31 until the balance is paid in full. The note is collateralized by a first priority interest, mortgage, assignment or lien on certain movable, immovable or real property, leasehold interest, equipment, accounts receivable, and inventory. Transtech purchased these notes along with stock from Triton Energy Corporation in May 1994. At that point Transtech forgave $2,723 of accrued interest and fees relating to the notes, and entered into an agreement with the Company to forbear for three years collection of the $15,610 principal to the extent that payments would exceed 50% of the Company's available cash flow, and to eliminate the accrual of interest on that debt for NOTE D - FINANCING ARRANGEMENTS - Continued

a period of six months. This agreement was later amended to extend the elimination of interest on the note in the amount of $6,910 through June 30, 1996. Since May 1994, $4,343 of interest and fees have been reclassified as Additional Paid-in Capital. Subsequent to September 30, 1996, Transtech has agreed to forgo collection of the June 30, 1997 and September 30, 1997 installments.

    In July 1996 the Company purchased an airplane owned by R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company for $708. As part of the purchase agreement the Company will make monthly payments directly to Cessna Corporation on the existing loan, which is still in the name of Mr. Brant. The balance at September 30, 1996 is $533. Of this amount, $36 is classified as short term debt at September 30, 1996. (See Note J - Related Parties.)

    During fiscal 1996, the Company borrowed amounts which vary from $2 to $40 and total $115 from certain members of the Board of Directors, a Company Officer and Transportech Corporation, a wholly owned subsidiary of Transtech. For value received, the Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997. At that time the Company exercised its option contained within the notes to extend them for one additional year. All interest due and payable was paid at the time of the extension.

Long Term Debt - Other

CHICAGO INDUSTRIAL REVENUE BOND

    The Company's subsidiary, Beckett Aviation, Inc. ("Beckett"), was purchased in 1985 and continues to be obligated on outstanding industrial revenue bonds and notes in the amount of $3,550 at September 30, 1996, with current maturities of $40. However, due to the uncertainty surrounding the renewal of the letter-of-credit supporting the $3,500 bond that matures in 2014, Management has decided to reclassify that amount as short-term debt at September 30, 1996. (See below.) These obligations are reflected in the consolidated financial statements of the Company. CSX Corporation, the original guarantor under the bonds and notes, continues to unconditionally guarantee the obligations.

ARAPAHOE COUNTY INDUSTRIAL REVENUE BOND

    The Company sold its Denver, CO facility in February 1994. The buyer, Denver JetCenter, Inc. (Denver Jet) contractually assumed all liability in connection with the payment of principal, interest, and related fees on the $3,500 industrial revenue bonds which mature in 2013 and were the source of the funds used to construct the facility. As a result of the sale, the assets of the Denver, CO facility and the industrial revenue bonds were removed from the Company's financial statements. As background information on this transaction, CSX Beckett, a wholly-owned subsidiary of CSX Corporation, entered into a loan agreement for $3,500 with Arapahoe County, CO dated May 1, 1983. The funds were provided by the sale of floating rate monthly demand Industrial Development Revenue Bonds (IRBs) issued by Arapahoe County. The bond offering required a letter of credit, which was provided by Barclays Bank International Limited (Barclays). When that letter of credit expired it was replaced by a subsequent one dated May 31, 1990. Pursuant to an indenture of trust between CSX Corporation, then the owner of 100% of CSX Beckett, and the trustee for the bondholders of the IRBs, the trustee has the right to draw against the letter of credit, as necessary, to make payments of principal and interest to the bondholders. To assure reimbursement to Barclays for any amounts it must pay in the event the trustee draws on the letter of credit (1) CSX Beckett entered into a reimbursement agreement between itself and Barclays, dated May 1, 1983, pur-NOTE D - FINANCING ARRANGEMENTS - Continued

suant to which Barclays is to be repaid for amounts drawn on the letter of credit; and (2) CSX Corporation entered into a guaranty agreement, dated May 1, 1983 (CSX Guaranty), in which CSX Corporation unconditionally and irrevocably guarantees the prompt and complete payment when due of all indebtedness, obligations and liabilities of CSX Beckett to Barclays with respect to the reimbursement agreement.

    The CSX Guaranty also states that Barclays, when making any demand hereunder against CSX Corporation, may, but shall be under no obligation to, make a similar demand on CSX Beckett or any other guarantor, and any failure by Barclays to make any such demand or to collect any payments from CSX Beckett or any such guarantor or to realize on any collateral security for the obligations or any release of CSX Beckett or such other guarantor shall not relieve CSX Corporation of its obligations or liabilities hereunder.

    When the Company acquired CSX Beckett, then named Beckett Aviation, Inc. from CSX Corporation in 1985, Beckett retained its obligations to Barclays under the reimbursement agreement, as well as its obligations to Arapahoe County under the loan agreement, and CSX Corporation remains liable to Barclays under the CSX Guaranty. Furthermore, as part of the transaction in which the Company acquired Beckett, PHH Corporation (PHH), which was involved in the financing, agreed to indemnify CSX Corporation in the event it were ever called upon under the CSX Guaranty. Therefore, in the event CSX Corporation is required to make payment to Barclays, PHH is obligated to repay that amount to CSX Corporation. PHH, in an effort to obtain some security in the event it is required to reimburse CSX Corporation, executed an agreement with the Company on June 1, 1988, which gives PHH a continuing security interest in the Beckett stock.

    On May 5, 1993, the Company, Beckett, and Denver Jet entered into an agreement whereby Denver Jet agreed to acquire the Denver facility and to assume all of the Company's and Beckett's obligations with respect to the Denver IRBs. The agreement required a consent by Barclays to the assumption of the bond obligations. Barclays signed a letter agreement with Beckett dated January 31, 1994, in which Barclays agreed to consent to the transaction as described in the sales agreement. As part of the closing documents, Denver Jet assumed the performance of all of the terms, covenants and conditions imposed upon Beckett or the Company, or either of them, under or in connection with the IRBs, including, without limitation, the obligation to make all payments of interest and principal thereunder.

    With respect to the industrial revenue bonds maturing in 2014 and 2013, the indenture agreement requires that a series of irrevocable letters of credit be maintained in the amount of the borrowings for as long as the obligations are outstanding. At September 30, 1996, the Company's subsidiary maintains irrevocable letters of credit which expire December 30, 1996 and May 30, 1997, respectively. If the letters of credit are not renewed, the bonds are subject to mandatory redemption. The letter of credit due to expire on December 30, 1996 was renewed until May 31, 1997. (See Note K, Subsequent Events on page S-23.)
Long-Term Debt Schedule
                                                       SEPTEMBER 30
                                                     1996        1995
Affiliate - Series of demand notes bearing interest
at a floating rate (10.25% at September 30, 1996).
Principal and interest were due December 30,
1993, however, note holder had waived
repayment until June 30, 1996 or as
demanded thereafter.                                 $8,700    $ 8,700

Affiliate - Installment note bearing interest
at a floating rate (8.25% at September 30,
1996).  Quarterly payments of $300 plus
interest beginning December 1997.                     6,910      6,910

Industrial revenue bond bearing interest
at a floating rate (3.76% at September 30,
1996).  Interest is payable monthly and
principal is due December 2014.                       3,500      3,500

Installment note bearing interest at 9.50%,
requiring monthly payments of $7 including
interest, until March 2006.                             533          -

Affiliate - Various term notes bearing
interest at 10.00%.  Principal and interest
due February 1997.                                      115          -

Industrial development revenue note, with
interest at 61% of prime (6.06% at
September 30, 1996), as set by Nations
Bank, payable in monthly installments of
$3 excluding interest due January 1998.              5090

Other notes payable                                     4           19
                                                   19,812       19,219

Less: Current maturities of long term debt         12,395           55

                                                   $7,417      $19,164

Maturities of Long-Term Debt

Annual maturities of long-term debt at September 30, 1996 are as follows:

     Year ending
    September 30,
        1997                               $12,395
        1998                                 1,250
        1999                                 1,244
        2000                                 1,248
        2001                                 1,253
     Thereafter                              2,422
                                           $19,812
NOTE E - INCOME TAXES

    The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FAS 109 requires the recognition of future tax benefits, such as net operating loss carry forwards (NOL's), to the extent that realization of such benefits are more likely than not. At September 30, 1996, the Company had NOL carryforwards for tax purposes expiring as follows:

        2002                               $ 1,308
        2003                                   680
        2004                                 5,468
        2005                                 5,641
        2006                                 6,050
        2007                                 4,424
        2008                                 3,056
        2009                                 2,955
        2010                                 2,768
        2011                                   870
                                           $33,220

    The full amount of the deferred tax asset (approximately $11,837 and $11,627 at September 30, 1996 and 1995, respectively) which primarily related to the NOL's was offset by a valuation allowance due to uncertainties associated with generating earnings sufficient enough to realize these tax benefits. In addition, the impact of the change in ownership (See Note J) could limit the amount of the tax benefit from NOL's.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES
(See also NOTE D regarding the Arapahoe County Industrial Revenue Bonds.)

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

    Future minimum lease payments for all non-cancelable operating leases having a term in excess of one year at September 30, 1996 are as follows:

     Year ending
    September 30,
        1997                              $    457
        1998                                   374
        1999                                   379
        2000                                   374
        2001                                   371
     Thereafter                              1,651
                                           $ 3,606

    Rental expense for all operating leases for each of the years ended September 30, 1996 and 1995 were $555 and $1,072, respectively.

    The Company subleases office space under short-term and long term agreements to various aviation tenants. Such sublease agreements generally provide for a minimum monthly rent and certain renewal options. Sublease rental income included in net sales was $99 and $158, for the years ended September 30, 1996 and 1995.
NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES - Continued

2.  Letters of Credit

    At September 30, 1995, the Company had an outstanding letter of credit totaling $5. Pledged against this letter of credit was $5 in restricted certificates of deposit. The letter of credit expired during 1996 and the certificates were not renewed.

3.  Litigation

    The Company is subject to several complaints filed over the past several years in different courts or administrative agencies by different individual former employees challenging the termination of their employment by the Company on a variety of grounds. These claims are encountered in the ordinary course of business, and in the opinion of Management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position and operations in excess of accruals already recorded. Management believes that it has established adequate reserves for all of these claims as to which the Company believes it has strong defenses and intends to vigorously defend its position.

    On December 19, 1994 the Company received its first notice of tax due from the State of New York in the amount of $163 for a diesel motor fuels tax resulting from an audit performed in September 1994. The first assessment covered the quarter ended November 30, 1991. The audit period covered July 1991 through November 1993, when the Company sold its facility in New York. Additional three month assessments for subsequent periods have been received each quarter by the Company reflecting assessments in the additional amount of $1,505. Management has authorized the Company's accountants to file appeals of all such assessments, and several such appeals are currently pending. However, the Company's management decided to recognize the potential liability in full and the financial statements at September 30, 1995 included an accrual of $1,457 for these assessments. At September 30, 1996 the total accrual was increased to $1,668 based on additional assessments.

    The Company is also exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters, as well as those discussed above or referenced elsewhere in this report, will not have a material adverse effect on the Company's financial position and operations in excess of what has already been recorded. Management believes that it has established adequate reserves for all of these claims.

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

    During fiscal 1995, based on a report by the environmental engineering firm overseeing the project, the Company increased the reserve for environmental cleanup by $237 for a previously owned site in Wisconsin.
There were no increases required in 1996. At September 30, 1996, the Company has a total of $457 accrued for the cleanup of three formerly owned sites presently under remediation.
NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES - Continued

    During fiscal 1991, Triton Energy Corporation provided the Company with a guarantee to satisfy the USEPA regulations requiring proof of financial responsibility for underground storage tank (UST) petroleum spill clean-up and third party liability, which is $1 million per occurrence and/or a $1 million maximum. This guarantee expired in April 1994. However, all the states in which the Company owns or operates USTs have state operated "trust funds" which could reimburse the Company for certain clean-up costs and liabilities incurred from USTs thereby satisfying the financial responsibility requirements of the EPA.

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

NOTE G - SAVINGS PLAN

    The Company has an "Employees Tax Sheltered Retirement Plan." Employees who have completed one year with a minimum of 1000 hours of service are eligible to participate. To participate the employee must make contributions to the plan through salary reduction pursuant to Section 401(K) of the Internal Revenue Code. The Company matches contributions in an amount equal to 25% of the first 2% contributed by the employee. Employees are immediately 100% vested in their contributions, but 100% vesting in the Company's contributions does not occur until after one year as a plan member. The Company's contributions to the plan for the years ended September 30, 1996 and 1995 were not significant.

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

    The Series A preferred stock is subject to mandatory redemption at the rate of 7-1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August l, 2006. The mandatory redemption price is $13.50 per share plus accrued and unpaid dividends. The excess of the mandatory redemption price over the net proceeds received by the Company is accreted during the period in which the stock is outstanding. Periodic accretion based on the interest method is charged to additional paid-in capital. The first redemption was due on August 1, 1996, but no redemption was made. The Louisiana Business Corporation Law provides that a corporation may redeem shares of its capital stock subject to redemption out of surplus or stated capital so long as any such redemption would not reduce stated capital below the aggregate allocated value of issued shares remaining after the redemption and so long as sufficient net assets remain to satisfy amounts payable upon liquidation with respect to any remaining issued shares having a preferential right to participate in assets upon NOTE H - REDEEMABLE PREFERRED STOCK AND STOCK WARRANTS - Continued

liquidation. Also, the terms of the issue state that the Company may not redeem any shares unless full accrued dividends have been paid on all outstanding shares, and also, if such redemption would reduce working capital below $9,000 or cash below $1,500. At September 30, 1996 the Company had accrued and unpaid dividends totalling $2,519, a working capital deficit of ($17,084), and a cash balance of $390. The Company's obligation to redeem shall be cumulative.

    The Company has the option, subject to payment of full dividends, to redeem the Series A preferred stock in whole or in part at $13.50 per share for the year ended August 1, 1994 and thereafter.

    Triton Energy Corporation was the holder of 228,540 shares of outstanding Series A preferred stock at September 30, 1993, but sold 93,947 shares to Transtech Holding Company in May 1994.

    If the Company fails to (i) pay six quarterly dividends or (ii) make two scheduled mandatory redemptions, then the holders of the Series A preferred stock, voting as a class, are entitled to elect two additional members to the Board of Directors. As of September 30, 1990, the Company had failed to pay six quarterly dividends, and therefore the holders of the Series A preferred stock, voting as a class, were entitled to, and did elect two members to the Board of Directors. These directors resigned during 1993 and were replaced at the annual shareholders meeting held May 17, 1995. No dividends were paid in 1996 or 1995.

    There are also certain restrictions against the payment of dividends and certain other distributions on common stock and against the acquisition of common stock by the Company unless all accrued dividends have been paid and all required mandatory redemptions effected.

    Total dividends in arrears relating to Series A preferred stock amounted to $2,519 at September 30, 1996.

    At September 30, 1996, the Company has reserved 1,076,740 shares of common stock for the conversion of outstanding Series A preferred stock.

   The following is a schedule of the changes in Redeemable Preferred Stock for the years ended September 1996 and 1995.

                              Series A
                              Shares             Amount

Balance September 30, 1994     269,185           $5,388

Accretion of Series A
  Preferred Stock                    -               46

Dividends in Arrears                 -              258

Balance September 30, 1995     269,185            5,692

Accretion of Series A
  Preferred Stock                    -               47

Dividends in Arrears                 -              258

Balance September 30, 1996     269,185           $5,997
Stock Options

   The Company maintains a Stock Option Plan (the "Plan"), which provides for the granting of stock options to officers and other key employees of the Company. Stock appreciation rights in the same amounts have been granted to holders of stock options and can be exercised by surrendering related stock options. At September 30, 1996 the Company has 450,000 options and related stock appreciation rights outstanding and reserved for issuance under the Plan. There were no awards granted in 1996 or 1995. The options and related stock appreciation rights generally vest over three years. At September 30, 1996, fully vested options exercisable totalled 290,000 with an average exercise price of $0.55 per share.

   Prior to establishment of the Plan, the Company on December 10, 1987, granted non-qualified stock options to Robert L. Starer, then President and Chief Executive Officer, to acquire 1,000,000 shares of common stock at a price of $2.00 per share. As of September 30, 1996, the Company has reserved 1,000,000 shares in connection with Mr. Starer's options.

NOTE I - CERTAIN FBO MATTERS

   With the sale of Triton Energy Corporation's major portion of its equity in the Company came the resignation of three directors, including John Pugh, the Chairman. These positions were filled in May 1994 by two officers and one director of Transtech Holding Company, Inc., the acquirer of Triton's holdings. The reorganized Board of Directors decided that the Company's continued existence required additional facility sales with the proceeds being used to purchase other FBOs that will contribute operating income. Under this plan the Company has sold its facilities at Richmond, VA; Scottsdale, AZ; Freeland, MI; Youngstown, OH; Houston, TX; and New Orleans, LA; producing gross proceeds of $4,239 plus notes receivable totalling $600 and has purchased a facility at Morgantown, WV for $390. (Also see NOTE D for discussion of the sale of the facility at Denver, CO.) Subsequent to September 30, 1996, the Company has hired an investment banking firm to assist in developing a plan for the Company to return to profitability.

   Following is a discussion of each FBO effected by this plan during 1995 and 1996.

Morgantown - On December 23, 1994, in anticipation of acquiring all of its outstanding stock, the Company advanced $150 to Mountain State Flight Services, Inc. (Mountain State), a West Virginia corporation, which operates an FBO at the Morgantown, WV airport. The advance was secured by a promissory note bearing interest at the rate of nine percent per annum, and due and payable on February 22, 1995. R. Ted Brant, the Chairman of the Board of Directors and Chief Executive Officer of the Company was also President of, and a shareholder of, Mountain State. Another $30 was advanced on February 3, 1995 and an additional $100 was advanced on February 21, 1995, secured by a promissory note. On April 1, 1995, the Company bought 100% of the outstanding stock of Mountain State for $110. There was no repayment of any of the $280 of notes prior to the purchase and were considered as part of the acquisition cost. Operating results for 1995 from the date of acquisition were: Sales $439; operating loss ($16). Operating results for 1996 were: Sales $905; operating loss ($1).

Youngstown - On February 10, 1995 the Company sold its facility at the Youngstown, OH airport for $120 for the fixed assets and $463 for various inventories, including work-in-process. A gain of $76 was recorded as a result of the sale. The Company had been operating on a month-to-month lease since July 1994 while negotiating with the airport authority for renewal terms. When management determined that it could not obtain favorable terms, they decided to sell the assets. Financial results at this location during the four months in 1995 the facility was owned were: Sales $1,181; operating loss ($41).
NOTE I - CERTAIN FBO MATTERS - Continued

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

Houston - In July 1994 the Company entered into a 12 month lease with Eagle Directions, Inc. to operate the Eagle Air FBO on Houston's Hobby Airport, where the Company had been operating a maintenance only FBO on a month-to-month lease. The extended approval process delayed actual possession from occurring until November 21, 1994. The agreement contained an option to purchase the facility with the owner providing financing. This was a full service FBO and the Company relocated its maintenance operations and terminated the month-to-month lease. By September 1995, the results of operations convinced management that they would not exercise the purchase option or extend the lease with Eagle Air. On November 8, 1995 the Company assigned its interest in the sublease and option agreement together with the fixed assets situated at the facility to TigerAir, Inc., a Texas corporation formed by Wallace E. Congdon, the then President of the Company. In consideration of the assignment, TigerAir paid $250 in the form of a non-interest bearing promissory note due and payable on the first to occur of:
(1) TigerAir's subsequent sale of the Houston FBO; (2) a change in ownership of TigerAir; or (3) the third anniversary date of the date of closing. Effective as of the closing, Mr. Congdon resigned as President and as a director of the Company.

   In April 1996, TigerAir ceased operations at Hobby Airport. The landlord seized the assets on the premises for back rent. These assets were pledged to the Company as security for the note. Since Texas law gives preference to the landlord in this particular situation, the Company was forced to compromise and allow the sale of the assets. The Company received $6 and, as a result, recorded a loss of $98 on the sale. Operating results for the period during 1996 prior to the sale to TigerAir were: Sales of $386 produced an operating profit of $41.

New Orleans - On May 10, 1996 the Company sold, to Jason IV, owner of a competitor FBO on the airport, its leasehold interest at New Orleans' Lakefront Airport, together with all of the assets located there for $900, plus the invoice cost of the fuel and oil inventory on hand at February 1, 1996, the effective date of the sale, plus 35% of the cash flow (as defined in the agreement) from the combined operations for the months of February and March 1996. Payment of $300 plus the cost of the fuel and oil inventory and 35% of February's cash flow was received at settlement. $100 was paid in the form of a promissory note bearing interest at the rate of 8% per annum from April 1, 1996 until paid, and due and payable on April 30, 1997. $500 was paid in the form of a promissory note bearing interest at the rate of 9% per annum from April 1, 1996 until paid and due and payable on March 31, 1999. Interest on both notes is to be paid monthly. All interest payments have been made through September 30, 1996 as due.

   The sale of the New Orleans facility will generate a total gain of $886. However, the gain is being recognized as cash is received, with a gain of $295 being recognized during 1996. No further gain will be recognized until the $100 note is paid. Operating results for the period during 1996 prior to the sale to Jason IV were: Sales of $609 produced an operating profit of $10.
NOTE J - RELATED PARTIES

   In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech (See Note D, Long Term Debt-Affiliate).
At September 30, 1996, Transtech owned 42.2% of the Company's common stock and 34.9% of the Company's preferred. The Company is also indebted to Transtech in the amount of $15,610, in the form of notes that were purchased from Triton. During fiscal year 1996, $1,488 of interest expense was recorded against the $15,610 loans due to Transtech, of which $375 was paid and $962 was forgiven and reclassified as Additional Paid-in Capital. During fiscal year 1995, $1,334 of interest expense was recorded against the $15,610 loans and $809 was paid. At September 30, 1996 the Company has $684 of accrued interest due to Transtech recorded on the balance sheet.

   The Company provides accounting services to Transportech Inc., a wholly owned subsidiary of Transtech, which operates one FBO. The Company receives a monthly fee of $1. The Company sub-leases two fuel trucks to Transportech at a monthly fee of $2.

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

   On May 31, 1994 the Board of Directors appointed Christopher M. Cicconi, Esquire as the Company's Corporate Secretary. They also selected the law firm of Eckert Seamans Cherin & Mellott, of which Mr. Cicconi is a partner, as the Company's chief legal counsel. During fiscal 1995, the Company was billed $179 for legal services by Mr. Cicconi's firm. During fiscal 1996, the Company was billed an additional $145 for legal services. At September 30, 1996 the Company had outstanding amounts due Eckert Seamans Cherin & Mellott of $35.

   In July 1996 the Company purchased a 1975 Cessna Citation 500 aircraft owned by R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company for $708. As part of the purchase agreement the Company will make monthly payments directly to Cessna Corporation on the existing loan, the balance being $533 at September 30, 1996. From June 1995 to March of 1996 attempted to develop a charter department using the Cessna belonging to Mr. Brant. This was to pay all related operating expenses and to receive a commission on all charters. Charters were made through Piedmont Aviation Services, Inc., Winston Salem, NC. All expenses and income, less the Company's commission, were charged to a balance sheet account. In March 1996, the Company was owed $36. At that time total management of the aircraft reverted to Piedmont with the expenses and charter income continuing to be processed by the Company. At the time of the purchase, the Company was due $128. The difference between the purchase price and the note balance assumed was charged to the owners account. The aircraft continues to be managed by Piedmont who is the exclusive agent for scheduling the aircraft usage. Piedmont operates as an air taxi operator and leases aircraft in connection with its business, and will lease the Company's aircraft when possible. The Company receives 75% of the net billings. Piedmont provides the flight crew and the Company is responsible for fuel and maintenance. Mr. Brant is also a director and Vice-Chairman of Piedmont.
NOTE J - RELATED PARTIES - Continued

   In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150 (See Note B-11, Other Assets). $115 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20; Maurice Lawruk, Company Director, $40; James Affleck, Company Assistant Treasurer, $34; R. Ted Brant, Company Director and CEO, $15; Bobby Adkins, Company Director, $4; and Alice Buford, a shareholder of Transtech, $2. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997. At the option of the Company, the payment date may be extended for one additional year with interest on the balance due at the final maturity.

NOTE K - SUBSEQUENT EVENTS

   The letter of credit issued by Barclays Bank which supports the Industrial Revenue Bond in Cook County, Illinois totalling $3,500 was due to expire on December 31, 1996. Barclays Bank agreed to extend the expiration date of the letter of credit until May 31, 1997. This date coincides with the expiration of a separate letter of credit in the same amount which supports the Industrial Revenue Bond in Arapahoe County, Colorado. (See NOTE D regarding the Company's guaranty of certain of these bond obligations.)
In consideration of the extended letter of credit, the Company paid Barclays Bank a fee of $25 and agreed to give a leasehold mortgage on its Chicago facility to PHH Corporation which obtained a back-up letter of credit in favor of Barclays Bank as per terms of the agreement. The Company also entered into an Escrow Agreement with PHH Corporation which establishes a sinking fund for the Chicago Industrial Revenue Bond and requires the Company to deposit a monthly sum according to an agreed upon schedule beginning with $9 in January 1997 and increasing to $12 by April 1999 and continuing through December 2009.
      Aero Services International, Inc. and Subsidiaries

         EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(Dollar amounts in thousands, except share and per share amounts)



Primary loss per common and common  Year Ended
 equivalent share               September 30, 1996

Average common shares outstanding     6,998,052


Net Loss                             $    1,309
Add:
  Dividends on Series A
  Cumulative Convertible Preferred Stock    258
  Accretion of Series A Cumulative
  Convertible Preferred Stock                47

                                     $    1,614

Net Loss per common share
  and common equivalent share        $     0.23




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

                                                  Seq. Page No.


(3.1)                                             Amended and
                                                  Restated
                                                  Articles of
                                                  Incorporation
                                                  (1)*
(3.2)                                             By-laws (1)*
(3.3)                                             First
                                                  Amendment to
                                                  the Amended
                                                  and Restated*
                    Articles of Incorporation. (2)

(3.4)                                             Second
                                                  Amendment to
                                                  the Amended
                                                  and Restated*
                    Articles of Incorporation. (9)

(3.5)                                             Third
                                                  Amendment to
                                                  the Amended
                                                  and Restated*
                    Articles of Incorporation. (5)

(3.6)                                             Fourth
                                                  Amendment to
                                                  the Amended
                                                  and Restated*
                    Articles of Incorporation. (9)

(4.1)                                             Preferred
                                                  Stock Purchase
                                                  Agreement
                                                  dated*
           August 27, 1989, between Registrant and
                                  Signal Hill. (5)

(4.2)                                             Warrant Agreement
dated August 31, 1987, between                    *
                   Registrant and Signal Hill. (5)

(4.3)                                             Shareholders
                                                  Agreement by,
                                                  among and
                                                  between*
 Triton Energy Corporation, Pacific Basis Company,
  Dibo Attar, Signal Hill, N. V., Robert L. Starer and the Company dated December 27,1988. (21)

(4.4)                                             Stand-Still
                                                  Agreement by
                                                  and among
                                                  Triton Energy*
  Corporation, Trenk Development Corporation, Dibo
     Attar, Robert L. Starer and the Company dated
                           December 16, 1988. (10)

(4.5)                                             Mutual Release
                                                  and Settlement
                                                  Agreement
                                                  between*
Triton Energy Corporation, Pacific Basin, G. Thomas
  Graves, Dibo Attar, Robert L. Starer, William R.
Dimeling, John E. Ardell, III, James N.C. Moffat, III
                      dated December 9, 1988. (10)


(10.1)Hangar, Hangar Site and Commercial Aviation Sales and*
Support Services Agreement at Chicago Midway Airport between the City of Chicago and CSX Beckett Aviation,
                Inc., dated February 15, 1984. (3)

(10.2)Sublease by and between the Company and Beckett*
                for the Chicago FBO location.  (4)

(10.3)Sublease by and between the Company and Beckett*
                for the Chicago FBO location.  (4)

(10.4)Loan Agreement between the Company and Whitney*
      National Bank, dated September 14, 1986. (6)

(10.5)  Security Agreement between the Company and*
        Whitney National Bank, dated September 18,
                                        1986.  (6)

(10.6)Asset Purchase Agreement between the Company,*
       National Weather Corporation, and Universal
         Weather and Aviation, Inc. dated July 15,
                                        1986.  (6)

(10.7)Agency Operating Agreement between the Company*
         and The Airmen, Inc., dated April 9, 1986
         (Downtown Airport, Kansas City, MO).  (6)

(10.8)First Amendment to Agency Operating Agreement*
        between the Airmen, Inc., and the Company,
                           dated July 8,1986.  (6)

(10.9)Option Agreement between Arthur D. Stevens and*
            the Company, dated April 9, 1986.  (6)

(10.10)Asset Purchase Agreement between KFO Associates*
   and the Company dated September 22, 1987.  (11)

(10.11)Lease between Robert L. Starer and Merle A.*
   Starer and the Company dated May 1, 1988.  (11)

(10.12)Asset Purchase Agreement between PHH Aviation*
     Services, Inc., and the Company dated June 1,
                                        1988.  (8)

(10.13)Beckett Stock Agreement between PHH Group, Inc.*
          and the Company dated June 1, 1988.  (8)

(10.14)Pledge and Security Agreement between PHH Group*
    Inc., and the Company dated June 1, 1988.  (8)

(10.15)Agreement for the Purchase and Sale of Assets*
       between Van Dusen Airport Services Company,
         Limited Partnership and the Company dated
                              April 18, 1988.  (8)

(10.16)Agency Operating Agreement between Van Dusen Airport*
Services Company, Limited Partnership and the Company
                        dated April 18, 1988.  (8)

(10.17)Escrow Agreement between Van Dusen Airport Services*
Company, Limited Partnership and the Company dated
                              April 22, 1988.  (8)

(10.18)Asset Purchase and Sale Agreement between Page Avjet*
Corporation and the Company dated April 22, 1987. (7)

(10.19)Termination Agreement between Airmen, Inc. and the*
                Company dated July 10, 1989.  (12)

(10.20)Agreement of Employment between Larry A. Ulrich and*
          the Company dated August 10, 1989.  (12)

(10.21)Lease between Robert L. Starer and Merle A. Starer*
     and the Company dated November 1, 1989.  (12)

(10.22)Promissory Note from Robert L. Starer to the Company*
                  and dated January 4, 1989.  (12)

(10.23)Promissory Note from Larry A. Ulrich to the Company*
                      dated October 26,1989.  (12)

(10.24)Amended and Restated Loan Agreement between the*
Company and Whitney National Bank of New Orleans dated
                          December 19, 1989.  (12)

(10.25)Fee Agreement between the Company and Triton Energy*
         Corporation dated December 19, 1989. (12)

(10.26)Replacement Letter of Credit in favor of Sovran Bank*
   N.A., as trustee and for the account of Beckett
           Aviation, Inc. dated May 31, 1990. (13)

(10.27)Letter Agreement between Denver Jetcenter, Inc. and*
              the Company, dated May 6, 1990. (13)

(10.28)Letter Agreement between Owners Jet of Texas, Inc.* and the Company dated June 6, 1990. (13)

(10.29)Settlement Agreement and General Release between*
     Mach I Aviation, Ltd., and the Company, dated
                               June 29, 1990. (13)

(10.30)Agreement for the Purchase and Sale of Assets between*
    Pan Am Management System, Inc. and the Company
                         dated July 12, 1990. (13)

(10.31)Letter Agreement between Angel Air, Inc. and the*
             Company, dated August 10, 1990.  (13)

(10.32)Assignment of Lease to Springfield Air Center by*
       the Company, dated November 30, 1990.  (13)

(10.33)Employment Agreement between John Pugh and the*
           Company, dated November 21, 1990.  (13)

(10.34) Schedule of Borrowings from Triton Energy *
              Corporation evidenced by a Series of
                           Promissory Notes.  (13)

(10.35)Replacement Letter of Credit in favor of Sovran*
      Bank N.A., as trustee and for the account of
Beckett Aviation, Inc., dated September 15, 1991.  (14)

(10.36)Agreement for the Purchase and Sale of Assets*
  between Beaufort Aviation, Inc. and the Company,
                        dated March 18, 1991. (14)

(10.37)Agreement for the Purchase and Sale of Interest in*
          Joint Venture between Aviation Providers
International, inc. and the Company, dated March 8,
                                       1991.  (14)

(10.38)Agreement for the Purchase and Sale of Assets*
  between Flightcraft, Inc. and the Company, dated
                               May 17, 1991.  (14)

(10.39)Lease Agreement between Triton Fuel Group, Inc. and*
         the Company dated February 8, 1991.  (14)

(10.40)Settlement Agreement and General Release between*
Grant Thornton and the Company, dated September 13,
                                       1991.  (14)

(10.41)                                           Amendment to
                                                  Employment
                                                  Agreement
                                                  between Larry
                                                  A.*
                                                  Ulrich and the
                                                  Company, dated
                                                  January 14,
                                                  1992.  (15)

(10.42)                                           Schedule of
                                                  Borrowings
                                                  from Triton
                                                  Energy
                                                  Corporation*
                                                  evidenced by a
                                                  Series of
                                                  Promissory
                                                  Notes.  (15)

(10.43)                                           Agreement for
                                                  the Purchase
                                                  and Sale of
                                                  Westchester*
                                                  dated
                                                  September 15,
                                                  1993.  (20)

(10.44)Agreement for the Purchase and Sale of Raleigh-Durham*
                        dated July 31, 1993.  (20)

(10.45)Agreement for the Purchase and Sale of Morristown*
                   dated September 15, 1993.  (20)

(10.46)Agreement for the Purchase and Sale of Cleveland*
                      dated August 20, 1993.  (20)

(10.47)Schedule of Borrowings from Triton Energy Corporation*
  evidenced by a Series of Promissory Notes.  (20)

(10.48)Amendment to Employment Agreement between Larry A.*
Ulrich and the Company, dated April 8, 1993.  (20)

(10.49)Agreement for the Purchase and Sale of Denver dated*
                                                  May 5, 1993.
                                                  (21)

(10.50)Agreement for the Purchase and Sale of Raleigh-Durham*
  Avionics Division dated November 12, 1993.  (21)

(10.51)Consulting Agreement between Larry A. Ulrich and*
Aero Services International, Inc. dated April 1, 1994.  (21)

(10.52)Revolving Credit Loan Agreement between Aero Services*
International, Inc. and Transtech Holding Co., Inc.
                         dated May 13, 1994.  (21)

(10.53)Revolving Promissory Note in the amount of $300,000.00*
to Aero Services International, Inc. from Transtech
       Holding Co., Inc. dated May 13, 1994.  (21)

(10.54)Agreement for the Purchase and Sale of Scottsdale dated*
                              July 19, 1994.  (21)

(10.55)Schedule of Borrowings from Avfuel Corporation*
              evidenced by Promissory Notes dated
                                                  September 15,
                                                  1994.  (21)

(10.56)Agreement for the Purchase and Sale of Richmond*
                   dated September 27, 1994.  (21)

(10.57)                                           Settlement
                                                  Agreement
                                                  between Aero
                                                  Services
                                                  International,
                                                  *
                                                  Inc.,
                                                  Transtech
                                                  Holding
                                                  Company, Inc.,
                                                  Avfuel
                                                  Corporation
                                                  and Exxon
                                                  Company,
                                                  U.S.A. dated
                                                  September
                                                  1994.  (21)

(10.58)                                           Aviation
                                                  Dealer
                                                  Products Sales
                                                  Agreement
                                                  between Exxon*
                                                  Company,
                                                  U.S.A. and
                                                  Aero Services
                                                  - Houston
                                                  dated
                                                  September 12,
                                                  1994.  (21)

(10.59)                                           Aviation
                                                  Dealer
                                                  Products Sales
                                                  Agreement
                                                  between Exxon*
                                                  Company,
                                                  U.S.A. and
                                                  Aero Services
                                                  - Chicago
                                                  dated
                                                  May 20, 1994.
                                                  (21)

(10.60)                                           Aviation
                                                  Dealer
                                                  Products Sales
                                                  Agreement
                                                  between Exxon*
Company, U.S.A. and Aero Services - Youngstown dated
                               May 20, 1994.  (21)

(10.61)                                           Agreement for
                                                  the Purchase
                                                  and Sale of
                                                  Tri-City dated
                                                  *
                         September 15, 1994.  (22)

(10.62)Revolving Promissory Note between Mountain State Flight*
Services and Aero Services International, Inc. dated
                          December 23, 1994.  (22)

(10.63)                                           Asset purchase
                                                  agreement
                                                  between Aero
                                                  Services*
                                                  International,
                                                  Inc. (Seller)
                                                  and Winner
                                                  Aviation
                                                  Corporation
                                                  (Purchaser)
                                                  dated February
                                                  7, 1995. (23)

(10.64)                                           Stock Purchase
                                                  Agreement
                                                  between Aero
                                                  Services*
                                                  International,
                                                  Inc. and
                                                  Mountain State
                                                  Flight
                                                  Services,
                                                  Ltd. dated
                                                  March 31,
                                                  1995. (23)


(10.65)                                           Transfer
                                                  Agreement
                                                  between Aero
                                                  Services
                                                  International,
                                                  Inc. and
                                                  TigerAir, Inc.
                                                  dated November
                                                  8, 1995.

(10.66)                                           Non-Recourse
                                                  Assignment and
                                                  Assumption
                                                  Agreement
                                                  between Aero
                                                  Services
                                                  International,
                                                  Inc. and
                                                  TigerAir,
                                                  Inc. dated
                                                  November 8,
                                                  1995.

(10.67)                                           Promissory
                                                  Note from
                                                  TigerAir, Inc.
                                                  to the Company
                                                  dated
                                                  November 8,
                                                  1995.

(10.68)                                           Line of Credit
                                                  Note from
                                                  TigerAir, Inc.
                                                  to the Company
                                                  dated November
                                                  8, 1995.

(10.69)                                           Security
                                                  Agreement
                                                  between Aero
                                                  Services
                                                  International,
                                                  Inc.
                                                  and TigerAir,
                                                  Inc. dated
                                                  November 8,
                                                  1995.

(10.70)                                           Operating
                                                  Agreement of
                                                  Peakwood,
                                                  L.L.C. between
                                                  Aero
                                                  Services
                                                  International,
                                                  Inc. and
                                                  Peakwood
                                                  Capital
                                                  Corporation
                                                  dated January
                                                  11, 1996.

(10.71)                                           Asset Purchase
                                                  Agreement
                                                  between Aero
                                                  Services
                                                  International,
                                                  Inc. and Jason
                                                  IV Aviation,
                                                  Inc. dated May
                                                  10, 1996.

(10.72)                                           Promissory
                                                  Note from
                                                  Jason IV
                                                  Aviation, Inc.
                                                  to the
                                                  Company dated
                                                  April 1, 1996.

(10.73)                                           Promissory
                                                  Note from
                                                  Jason IV
                                                  Aviation, Inc.
                                                  to the Company
                                                  dated April 1,
                                                  1996.

(10.74)                                           Security
                                                  Agreement
                                                  between Aero
                                                  Services
                                                  International,
                                                  Inc. and Jason
                                                  IV Aviation,
                                                  Inc. dated May
                                                  10, 1996.

(10.75)                                           Guaranty and
                                                  Suretyship
                                                  Agreement
                                                  between
                                                  Orlando E.
                                                  Panfile and
                                                  Aero Services
                                                  International,
                                                  Inc. dated May
                                                  10, 1996.

(10.76)                                           Pledge
                                                  Agreement
                                                  between
                                                  Orlando E.
                                                  Panfile and
                                                  Aero
                                                  Services
                                                  International
                                                  Inc. dated May
                                                  10, 1996.

(10.77)                                           Bill of Sale,
                                                  Assignment and
                                                  Assumption
                                                  Agreement
                                                  between Aero
                                                  Services
                                                  International,
                                                  Inc. and Jason
                                                  IV
                                                  Aviation, Inc.
                                                  dated May 7,
                                                  1996.

(10.78)                                           Lease
                                                  Agreement
                                                  between the
                                                  City of
                                                  Morgantown and
                                                  Mountain State
                                                  Flight
                                                  Services dated
                                                  September 1,
                                                  1996.

(28.1)Triton Energy Corporation's Form 10-K for Year Ended*
May 31, 1991; Form 10-Q for the Quarter Ended August
31, 1991; and Prospectus for Common Offering, dated
                            October 9, 1991.  (14)

(28.2)Triton Energy Corporation's Form 10-K for Year Ended*
May 31, 1992; Form 10-Q for Quarter Ended August 31,
                                       1992.  (15)

(28.2)Triton Energy Corporation's Form 10-Q for Quarter Ended*
                          November 30, 1991.  (16)

(28.3)Triton Energy Corporation's Form 10-Q for Quarter Ended*
                          February 29, 1992.  (17)

(28.4)                                    NOT USED*

(28.5)Triton Energy Corporation's Form 10-Q for Quarter Ended*
                          November 30, 1992.  (18)

(28.6)Triton Energy Corporation's Form 10-Q for Quarter Ended*
                          February 28, 1993.  (19)

* THESE ARE DOCUMENTS INCORPORATED BY REFERENCE.

 1.Incorporated herein by reference from the Company's Registration
   Statement No. 20070425-A on Form S-18 filed December 19, 1980.

 2.Incorporated herein by reference from the Company's Registration
   Statement No. 33-7152 on Form S-2 filed August 22, 1986.

 3.Incorporated by reference from the Company's Annual Report on Form 10-K dated December 27, 1985, File No. 0-10094.

 4.Incorporated by reference from the Company's Current Report on Form 8-K dated February 14,1986, File No. 0-10094.

 5.Incorporated by reference from the Company's Current Report on Form 8-K dated September 18, 1987, File No. 0-10094-0.

 6.Incorporated by reference from the Company's Annual Report on Form 10-K dated December 23,1986, File No. 0-10094-0.

 7.Incorporated by reference from the Company's Current Report Form 8-K dated May 27,1987, File No. 0-10094-0.

 8.Incorporated by reference from the Company's Current Report Form 8-K dated June 3, 1988, File No. 0-10094-0.

 9.Incorporated by reference from the Company's Current Report on Form 8-K dated July 21, 1988, File No. 0-10094-0.

10.Incorporated by reference from the Company's Current Report on Form 8-K dated December 27,1988, File No. 0-10094-0.

11.Incorporated by reference from the Company's Annual Report on Form 10-K dated December 29, 1988, File No. 0-10094-0.

12.Incorporated by reference from the Company's Annual Report on Form 10-K dated December 29, 1989, File No. 1-10190.

13.Incorporated by reference from the Company's Annual Report on Form 10-K dated December 29, 1990, File No. 1-10190.

14.Incorporated by reference from the Company's Annual Report on Form 10-K dated December 18, 1991, File No. 1-10190.

15.Incorporated by reference from the Company's Annual Report on Form 10-K dated January 11, 1993, File No. 1-10190.

16.Incorporated by reference from the Company's Current Report on Form 10-Q dated February 5, 1992, File No. 1-10190.

17.Incorporated by reference from the Company's Current Report on Form 10-Q dated May 14, 1992, File No. 1-10190.

18.Incorporated by reference from the Company's Current Report on Form 10-Q dated February 5, 1993, File No. 1-10190.

19.Incorporated by reference from the Company's Current Report on Form 10-Q dated May 13, 1993, File No. 1-10190.

20.Incorporated by reference from the Company's Annual Report on Form 10-K dated January 12, 1994, File No. 1-10190.

21.Incorporated by reference from the Company's Annual Report on Form 10-K dated December 28, 1994, File No. 1-10190.

22.Incorporated by reference from the Company's Current Report on Form 10-Q dated February 3, 1995, File No. 1-10190.

23.Incorporated by reference from the Company's Annual Report on Form 10-
   KSB dated February 29, 1996, File No. 1-10190.