Form 10QSB
period 1996-12-31
AERO SERVICES INTERNATIONAL INC
filed 1997-05-16
CIK 350200

U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 1997: Common stock (without par value) 6,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No
x




             AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES

                                   INDEX






PART I -  Financial Information                                Page Number


Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
December 31, 1996 (unaudited) and
September 30, 1996 (audited)                                         2

Consolidated Statement of Earnings
three months ended December 31, 1996
and 1995 (unaudited)                                                 3

Condensed Consolidated Statement of Cash Flows
three months ended December 31, 1996 and 1995
(unaudited)                                                          4

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                          5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                8


PART II - Other Information

Item 1.  Legal Proceedings                                          10

Item 6.  Exhibits and Reports on Form 8-K                           11
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS                                              As of          As of
                                                    December 31  September 30
                                                       1996          1996
CURRENT ASSETS
 Cash                                               $   219       $   390
 Customers receivables, less allowance for
   doubtful accounts of $16 and
   $15, respectively                                    231           316
 Other receivables                                      282           264
 Inventories                                             46            47
 Prepaid expenses and other current assets               74            39

TOTAL CURRENT ASSETS                                    852         1,056

PROPERTY AND EQUIPMENT, NET                           2,697         2,731

NOTES RECEIVABLE - LONG TERM                            500           500

OTHER ASSETS                                            442           440

TOTAL ASSETS                                        $ 4,491       $ 4,727


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Notes payable                                      $   207       $     -
 Current maturities of long term debt-affiliate       8,851         8,851
 Current maturities of long term debt-other           3,546         3,544
 Accounts payable-trade                                 743           970
 Accrued expenses
   Property, payroll, and other taxes                 3,104         3,059
   Other                                                875         1,032
   Affiliate                                            896           684
TOTAL CURRENT LIABILITIES                            18,222        18,140

LONG-TERM DEBT, less current maturities
 Affiliate                                            7,398         7,407
 Other                                                   12            10
TOTAL LONG-TERM DEBT                                  7,410         7,417

OTHER LONG TERM LIABILITIES                             744           744

REDEEMABLE PREFERRED STOCK                            6,071         5,997

STOCKHOLDERS' DEFICIT
 Common stock                                         8,702         8,702
 Additional paid-in capital                           3,661         3,735
 Accumulated deficit                                (40,082)      (39,771)
                                                    (27,719)      (27,334)

   Less:  Common stock in treasury                      237           237

TOTAL STOCKHOLDERS' DEFICIT                         (27,956)      (27,571)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $ 4,491       $ 4,727



NOTE: The balance sheet at September 30, 1996 has been taken from the audited financial statements at that date and condensed.

See Notes to Condensed Consolidated Financial Statements.
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED
                           STATEMENT OF EARNINGS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                      1996          1995


NET SALES                                            $2,069        $2,526

COST AND EXPENSE

Cost of sales                                        $1,043        $1,226
Departmental costs                                      722         1,038
Administrative costs                                    230           294
Interest expense - other                                 64            52
Interest expense - affiliate                            371           387

                                                     $ (361)       $ (471)

Other income, net                                        50            15


NET LOSS                                             $ (311)       $ (456)


Loss per common and
 common equivalent share                             $ (.06)       $ (.08)




































See Notes to Condensed Consolidated Financial Statements.
                     AERO SERVICES INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                           1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (Loss)                                              $(311)      $(456)

 Adjustments to reconcile net income to
   net cash provided by operating activities:
 Depreciation and amortization                              84           81
 Provision for losses on accounts receivable                 2            6
 Gain on sale of fixed assets                              (22)         (31)
 Other                                                       -           33
 Change in assets and liabilities:
 (Increase) decrease in accounts receivable                 83         (115)
 Increase in other receivables                             (18)         (42)
 Decrease in inventory                                       1          108
 Increase in other current assets                          (35)         (12)
 Increase in other assets                                   (2)          (7)
 Decrease in accounts payable                             (227)         (52)
 Increase in property,
   payroll, and other taxes                                 45           58
 Decrease in other current liabilities                    (157)         (34)
 Increase in other liabilities-affiliate                   212          300
 Decrease in other long term liabilities                     -          (47)

 Total adjustments                                         (34)         246

 Net cash used in operating activities                    (345)        (210)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                       (29)         (15)

 Net cash used in investing activities                     (29)         (15)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of notes payable                   222            -
 Principal payments of notes payable-affiliate              (9)           -
 Principal payments of long-term debt                      (10)         (13)

 Net cash provided by (used in) financing activities       203          (13)

 Net decrease in cash & cash equivalents                  (171)        (238)
 Cash and cash equivalents at beginning of year            390          455

 Cash and cash equivalents at end of first fiscal
   quarter                                               $ 219        $ 217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the quarter for:
   Interest                                             $  247        $ 139
   Income taxes                                              -            -




See Notes to Condensed Consolidated Financial Statements.
NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1996, consolidat-ed statement of earnings for the three month periods ended December 31, 1996 and 1995, and the condensed consolidated statement of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 annual report on Form 10-KSB. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE 2:  CASH AND SHORT-TERM SECURITIES

The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3:  INVENTORIES

Inventories are classified as follows:
                                              DECEMBER 31  SEPTEMBER 30
                                                     1996   1996


Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $56 and $57, respectively                         $20   $18
Fuel                                                   26    29

                                                      $46   $47


NOTE 4:  OTHER RECEIVABLES

The balances at December 31 and September 30, 1996 both include a note in the amount of $100 due from Jason IV Aviation, Inc. as partial payment of the selling price of the Company's facility at New Orleans. The note was paid in February 1997. Also included in both balances is an escrow deposit of $122 and $121, respectively, the remainder of $150 required by the City of Scottsdale, AZ to insure completion of the EPA cleanup that was ongoing at the time the Company sold the facility in September 1994.

NOTE 5:  NOTES RECEIVABLE

The balance is the face amount of another note due from Jason IV Aviation, Inc. also as partial payment of the selling price of the New Orleans facility. The note carries an interest rate of 9% per annum, to be paid monthly, and is due and payable on March 31, 1999.
NOTE 6:  OTHER ASSETS

The balance at December 31 and September 30 includes $318 and $326, respectively, the unamortized portion of goodwill recorded with the acquisition of Mountain State Flight Services Inc. on April 1, 1995. The goodwill is being amortized over 141 months from the date of the acquisition.

NOTE 7:  ACCRUED PROPERTY, PAYROLL, AND OTHER TAXES

Included in the balances both at December 31 and September 30 is an accrual of $1,668 for a New York motor fuels tax assessment which is being appealed, and $1,362 and $1,316, respectively, for property taxes.

NOTE 8:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $8,700 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing a prime interest rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Also, at December 31, and September 30, respectively, this category includes $524 and $533, the balance due on the purchase of an airplane in July 1996 from R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company. The note is due Cessna Corporation but remains in the name of Mr. Brant. The Company makes payments directly to Cessna.

Long Term Debt-Other
Included in this category at December 31 and September 30 are $3,540 and $3,550, respectively, due on industrial revenue bonds, with $40 and $50, respectively, being the current maturities. However, due to the uncertainty surrounding the renewal of the letter-of-credit (due for renewal in May 1997) supporting the $3,500 bond that matures in 2014, Management decided to reclassify that amount as short term debt at September 30.

NOTE 9:  RELATED PARTIES TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 42.2% of common stock and 34.9% of preferred) in the amount of $15,610. Relative to this debt, the Company had accrued interest of $896 and $684, respective-ly, at December 31 and September 30. During the three months ended December 31, 1996 the Company paid $203 of interest to Transtech.

The Company provides accounting services to Transtech for one fixed base operation owned by it for a monthly fee of $1.

In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150. $115 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20; Maurice Lawruk, Company Director, $40; James Affleck, Company Assistant Treasurer, $34; R. Ted Brant, Company Director and CEO, $15; Bobby Adkins, Company Director, $4; and Alice Buford, a shareholder of Transtech, $2. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997. At that time the Company exercised its option contained within the notes to extend them for one additional year. All interest due and payable was paid at the time of the extension.
OTE 10:  CONTINGENT LIABILITIES

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

At December 31, 1996 and September 30, 1996, the Company had accrued $457 for expenses related to environmental protection, assessment and remediation matters at certain locations based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.

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

B.  Arapahoe County Industrial Revenue Bond

The Company sold an FBO in Denver, CO belonging to its wholly-owned subsidiary, Beckett Aviation Inc. in February 1994. The buyer, Denver JetCenter, Inc. contractually assumed all liability in connection with the payment of principal, interest, and related fees of the $3,500 industrial revenue bond issued by Arapahoe County, CO. These bonds were the source of construction funds for the facility. Should Denver JetCenter fail to make any payments when due, the lender could look to the Company for payment. As such, the Company remains contingently liable for these bonds and their related expenses.

C.  Litigation

Please refer to Part II, Item 1 on page 10 for a discussion of current litigation matters.
PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                                                  Three Months Ended
                                                     December 31,
                                                  1996          1995

Net Sales                                        100.0%        100.0%
Cost of Sales                                     50.4          48.5
Departmental costs                                34.9          41.1
Administrative costs                              11.1          11.6
Interest expense (Net)                            21.0          17.5
Other income                                       2.4           0.6
Net loss                                         (15.0)        (18.1)

Revenues for the three months ended December 31, 1996 declined 18% as compared to the same period for the previous year to $2,069. These declines are the result of certain FBO sales in fiscal 1996. In order to compare the results of continuing operations, a statement of earnings for both periods is presented below, including only those two FBOs which were in operation during all of both periods.

                                      CONTINUING OPERATIONS
                                 THREE MONTHS ENDED DECEMBER 31,
                           1996          %              1995          %

Net Sales                 $2,069       100.0           $1,689       100.0

COST AND EXPENSE
Cost of Sales              1,043        50.4              741        43.9
Departmental costs           722        34.9              751        44.5
Administrative costs         230        11.1              262        15.5
Interest expense             435        21.0              439        26.0

                            (361)      (17.4)            (504)      (29.9)
Other income, Net             50         2.4               16         1.0

NET (LOSS)                $ (311)      (15.0)          $ (488)      (28.9)


As shown above, revenues at continuing operations increased $380 (22.4%). Fuel sales volume increased 18% which provided increased revenues of $286. Sales of maintenance outside services (subcontracted) increased $53 (140%), and fees from commercial airline services increased $23 (16%).

Cost of sales increased 6.5% as a percentage of sales primarily in fuel sales because of numerous periodic increases in the cost of fuel during the three months ended December 31, 1996. Increases totalled 7.5% and could not be reflected in proportionally increased selling prices due to competitive pressures.

Departmental costs decreased $29 because of a $69 reduction at the corporate level, primarily in salaries and related expenses.

Administrative costs decreased $32 again because of $57 in cost reductions at the corporate level. The major reductions were in travel ($33), auditing fees ($15), and legal fees ($7).

PART I  FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

Working capital deficiency at December 31, 1996 increased by $286 to ($17,370) from September 30, 1996. Current assets decreased $204 primarily as a result of a reduction in cash of $171. Current liabilities increased $82.

Operations during the three months ended December 31, 1996 used $345 of cash. The two major reasons for this were a decrease in other current liabilities of $157 and a decrease in accounts payable of $227. Cash was used to purchase fixed assets of $29.

As discussed in the Company's Form 10-KSB for the year ended September 30, 1996 Management, in an attempt to maintain the viability of the Company, is examining an offer to purchase the Company's Chicago FBO. Also being explored, is the possibility of obtaining a line of credit using the Chicago FBO as collateral, with the proceeds used to pay current liabilities. Also, the Company is in negotiations with an airport authority located in the Mid-Atlantic region to open a new FBO. The lease would require minimum start-up costs. The Company has also hired an investment banking firm to assist it in planning the best method of utilizing the Company's approximate $33 million of net operating loss carryforwards. The successful completion of this plan, however, can be no guarantee that the Company can be returned to profitability or maintained as a going concern.

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

      (a)  Exhibits:

            11.1  Computation of per Share Loss.

            27.0  Financial Data Schedule

      (b)   Reports on Form 8-K:  None.
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
               EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended
                                                       December 31,
                                                        1996       1995

Primary loss per common and common equivalent share
  Average common shares outstanding                  6,998,052   6,998,052


Net Loss                                            $    (311)       (456)
Add:
Dividends on Series A cumulative
  convertible preferred stock                             (65)        (65)
Accretion of Series A cumulative
  convertible preferred stock                             (10)        (12)

                                                    $    (386)    $  (533)


Net loss per common and common
  equivalent share                                  $   (0.06)  $   (0.08)




Note (1)

The Series A cumulative convertible preferred stock is not considered common stock equivalents in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


Note (2)

The effect of the assumed exercise of the common stock options is antidilut-ive.

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



Date:  May 16, 1997