Form 10QSB
period 1997-03-31
AERO SERVICES INTERNATIONAL INC
filed 1997-05-21
CIK 350200

U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

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


Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
March 31, 1997 (unaudited) and
September 30, 1996 (audited)                                         2

Consolidated Statement of Earnings
three months and six months ended March 31, 1997
and 1996 (unaudited)                                                 3

Condensed Consolidated Statement of Cash Flows
six months ended March 31, 1997 and 1996
(unaudited)                                                          4

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                          5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                8


PART II - Other Information

Item 1.  Legal Proceedings                                          11

Item 6.  Exhibits and Reports on Form 8-K                           12
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS                                              As of        As of
                                                   March 31   September 30
                                                     1997         1996
CURRENT ASSETS
 Cash                                             $   183 $        390
 Customers receivables, less allowance for
   doubtful accounts of $20 and
   $15, respectively                                  216          316
 Other receivables                                    165          264
 Inventories                                           53           47
 Prepaid expenses and other current assets             55           39

TOTAL CURRENT ASSETS                                  672        1,056

PROPERTY AND EQUIPMENT, NET                         2,632        2,731

NOTES RECEIVABLE - LONG TERM                          500          500

OTHER ASSETS                                          457          440

TOTAL ASSETS                                      $ 4,261      $ 4,727


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Current maturities of long term debt - affiliate  $ 8,851     $ 8,851
 Current maturities of long term debt - other        3,535       3,544
 Notes payable                                         197           -
 Accounts payable - trade                              932         970
 Accrued expenses
   Property, payroll, and other taxes                3,077       3,059
   Other                                               735       1,032
   Affiliate                                           938         684
TOTAL CURRENT LIABILITIES                           18,265      18,140

LONG-TERM DEBT, less current maturities
 Affiliate                                           7,390       7,407
 Other                                                  13          10
TOTAL LONG-TERM DEBT                                 7,403       7,417

OTHER LONG TERM LIABILITIES                            744         744

REDEEMABLE PREFERRED STOCK                           6,146       5,997

STOCKHOLDERS' DEFICIT
 Common stock                                        8,702       8,702
 Additional paid-in capital                          3,586       3,735
 Accumulated deficit                              (40,348)    (39,771)
                                                  (28,060)    (27,334)

   Less:  Common stock in treasury                     237        237

TOTAL STOCKHOLDERS' DEFICIT                       (28,297)    (27,571)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT         $ 4,261     $ 4,727



NOTE: The balance sheet at September 30, 1996 has been taken from the audited financial statements at that date and condensed.

See Notes to Condensed Consolidated Financial Statements.
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED
                           STATEMENT OF EARNINGS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)



                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                      March 31,            March 31,
                              1997          1996           1997        1996

NET SALES                       $1,786       $1,798       $3,855     $4,324

COST AND EXPENSE

Cost of sales                      790          776        1,833      2,002
Departmental costs                 768          748        1,490      1,786
Administrative costs               193          172          423        466
Interest expense - other            46           49          110        101
Interest expense - affiliate       364          368          735        755

                                $ (375)      $ (315)      $ (736)$     (786)
Gain on sale of certain FBO
 operations                         98            -           98          -
Other income, net                   11           42           61         57


NET LOSS                        $ (266)      $ (273)      $ (577)    $ (729)


Loss per common and
 common equivalent share        $ (.05)      $ (.04)      $ (.10)$     (.13)
























See Notes to Condensed Consolidated Financial Statements.
                     AERO SERVICES INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                         SIX MONTHS ENDED
                                                            MARCH 31,
                                                          1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (Loss)                                             $ (577)    $ (729)

 Adjustments to reconcile net income to
   net cash provided by operating activities:
 Depreciation and amortization                             168        159
 Provision for losses on accounts receivable                 4         10
 Gain on sale of certain FBO operations                    (98)         -
 Gain on sale of fixed assets                              (41)       (53)
 Debt forgiveness to paid-in-capital                         -        311
 Current period interest included in debt forgiveness        -        459
 Other                                                      12         49
 Change in assets and liabilities:
 (Increase) decrease in restricted cash                      -          5
 (Increase) decrease in accounts receivable                 96       (109)
 Decrease in other receivables                              99        264
 (Increase) decrease in inventory                           (6)       120
 Increase in other current assets                          (16)       (39)
 (Increase) decrease in other assets                       (17)         2
 Increase (decrease) in accounts payable                   (38)       208
 Increase (decrease) in property,
   payroll, and other taxes                                 18       (114)
 Decrease in other current liabilities                    (199)      (410)
   less deferred gain recognized
 Increase (decrease) in other liabilities - affiliate      254       (170)
 Decrease in other long term liabilities                     -        (86)

 Total adjustments                                         236        606

 Net cash used in operating activities                    (341)      (123)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                       (40)       (67)

 Net cash used in investing activities                     (40)       (67)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of notes payable                   225          -
 Principal payments of notes payable - affiliate           (18)         -
 Principal payment of notes payable - other                (10)        (6)
 Principal payments of long-term debt                      (23)       (21)

 Net cash provided by (used in) financing activities       174        (27)

 Net decrease in cash & cash equivalents                  (207)      (217)
 Cash and cash equivalents at beginning of year            390        455

 Cash and cash equivalents at end of second fiscal
   quarter                                              $  183     $  238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
   Interest                                             $  525     $  345
   Income taxes                                              -          -

See Notes to Condensed Consolidated Financial Statements.
NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1997, consolidated statement of earnings for the six month and three month periods ended March 31, 1997 and 1996, and the condensed consolidated statement of cash flows for the six month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 annual report on Form 10-KSB. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2:  CASH AND SHORT-TERM SECURITIES

The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3:  INVENTORIES

Inventories are classified as follows:
                                                   MARCH 31    SEPTEMBER 30
                                                     1997         1996


Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $56 and $57, respectively                         $27          $18
Fuel                                                   26           29

                                                      $53          $47


NOTE 4:  OTHER RECEIVABLES

The balance at September 30, 1996 includes a note in the amount of $100 due from Jason IV Aviation, Inc. as partial payment of the selling price of the company's facility in New Orleans. The note was paid in February 1997. Included in the total at both March 31 and September 30 is an escrow deposit of $105 and $121, respectively, the remainder of $150 required by the City of Scottsdale, AZ to insure completion of the EPA cleanup that was ongoing at the time the Company sold the facility in September 1994.

NOTE 5:  NOTES RECEIVABLES

The balance is the face amount of another note due from Jason IV Aviation, Inc. also as partial payment of the selling price of the New Orleans facility. The note carries an interest rate of 9% per annum, to be paid monthly, and is due and payable on March 31, 1999.
NOTE 6:  OTHER ASSETS

The balance at March 31 and September 30 includes $310 and $326, respective-ly, the unamortized portion of goodwill recorded with the acquisition of Mountain State Flight Services Inc. on April 1, 1995. The goodwill is being amortized over 141 months from the date of the acquisition.

NOTE 7:  ACCRUED PROPERTY, PAYROLL, AND OTHER TAXES

Included in the balances both at March 31 and September 30 is an accrual of $1,668 for a New York motor fuels tax assessment which is being appealed, and $1,314 and $1,316, respectively, for property taxes.

NOTE 8:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $8,700 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principal shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing a prime interest rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Also, at March 31, and September 30, respectively, this category includes $516 and $533, the balance due on the purchase of an airplane in July 1996 from R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company. The note is due Cessna Corporation but remains in the name of Mr. Brant. The Company makes payments directly to Cessna.

Long Term Debt-Other
Included in this category at March 31 and September 30 are $3,530 and $3,550, respectively, due on industrial revenue bonds, with $30 and $50, respective-ly, being the current maturities. However, due to the uncertainty surround-ing the renewal of the letter-of-credit (due for renewal in May 1997) supporting the $3,500 bond that matures in 2014, Management decided to reclassify that amount as short term debt at September 30.

NOTE 9:  RELATED PARTIES TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 42.2% of common stock and 34.9% of preferred) in the amount of $15,610. Relative to this debt, the Company had accrued interest of $938 and $684, respective-ly, at March 31 and September 30. During the six months ended March 31, 1997 the Company paid $392 of interest to Transtech.

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

At March 31, 1997 and September 30, 1996, the Company had accrued $453 and $457, respectively, for expenses related to environmental protection, assessment and remediation matters at certain locations based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.

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

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.


                               Three Months Ended        Six Months Ended
                                    March 31,                March 31,
                               1997          1996        1997        1996

Net Sales                     100.0%        100.0%       100.0%     100.0%
Cost of Sales                  44.2          43.2         47.6       46.3
Departmental costs             43.0          41.6         38.7       41.3
Administrative costs           10.8           9.6         11.0       10.8
Interest expense (Net)         23.0          23.2         21.9       19.8
Other income                    6.1           2.4          4.2        1.3
Net loss                      (14.9)        (15.2)       (15.0)     (16.9)

Revenues for the three months and six months ended March 31, 1997 declined
1% and 11%, respectively as compared to the same period for the previous year to $1,786 and $3,855, respectively. These declines are the result of certain FBO sales in fiscal 1996. In order to compare the results of continuing operations, a comparative statement of earnings for the three month and six month periods are presented below, including only those which were in operation during all of both periods.


                                     CONTINUING OPERATIONS
                                  THREE MONTHS ENDED MARCH 31,
                           1997          %              1996          %

Net Sales                 $1,786       100.0           $1,656       100.0

COST AND EXPENSE
Cost of Sales                789        44.2              694        41.9
Departmental costs           770        43.1              705        42.6
Administrative costs         191        10.7              169        10.2
Interest expense             409        22.9              418        25.2
                            (373)      (20.9)            (330)      (19.9)

Other income, Net             11         0.6               44         2.6

NET (LOSS)                $ (362)      (20.3)          $ (286)      (17.3)


As shown above, revenues at continuing operations increased $130 (8%) during the three months ended March 31, 1997 compared to the previous year. The volume of fuel sold increased 8% from the previous year providing $134 additional revenue.

Departmental costs increased $65 (9%) during the three months ended March 31, 1997. The single largest increase was $25 for employee health insurance.

Administrative costs increased $22 (13%) due to increased legal expenses
($23).
                      PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations (continued):

                                    CONTINUING OPERATIONS
                                  SIX MONTHS ENDED MARCH 31,
                           1997          %              1996          %

Net Sales                 $3,855       100.0           $3,345       100.0

COST AND EXPENSE
Cost of Sales              1,832        47.5            1,435        42.9
Departmental costs         1,492        38.7            1,456        43.5
Administrative costs         421        10.9              431        12.9
Interest expense             844        21.9              857        25.6
                            (734)      (19.0)            (834)      (24.9)

Other income, Net             61         1.6               60         1.8

NET (LOSS)                $ (673)      (17.4)          $ (774)      (23.1)


As shown above, revenues at continuing operations increased $510 (15%). Fuel volume sold increased 13% and contributed $420 of the increased revenue. Airline fueling contracts have contributed $41 of the increased revenue.

Cost of sales increased 4.6% as a percentage of sales in the current year, primarily in fuel sales because of numerous periodic increases in the cost of fuel during the three months ended December 31, 1996. Increases totalled 7.5% and could not be reflected in proportionally increased selling prices due to competitive pressures.

Departmental costs increased $36 (2.5%) during the current year.

Administrative costs decreased $10 (2%) during the current year.
                      PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

LIQUIDITY

Working capital deficiency at March 31, 1997 increased by $509 to ($17,593). Current assets decreased by $384 and current liabilities increased by $125. Reductions in cash ($207), accounts receivable ($100) and other receivables ($99) were the major causes of the decrease in current assets. Increases in notes payable ($197) reduced by reductions in accrued expenses ($43) and accounts payable ($38) were the major causes of the increase in current liability.

Operations during the six months ended March 31, 1997 used $341 of cash with an additional $40 used for the purchase of fixed assets. During the six month period, the Company issued notes payable of $225, of which $182 was a conversion of accounts payable to short term notes payable and $18 was used to finance the purchase of fixed assets.

As discussed in the Company's Form 10-KSB for the year ended September 30, 1996 Management, in an attempt to maintain the viability of the Company, is examining an offer to purchase the Company's Chicago FBO. Also being explored, is the possibility of obtaining a line of credit using the Chicago FBO as collateral, with the proceeds used to pay current liabilities. Also, the Company is in negotiations with an airport authority located in the Mid-Atlan-tic region to open a new FBO. The lease would require minimum start-up costs. The Company has also hired an investment banking firm to assist it in planning the best method of utilizing the Company's approximate $33 million of net operating loss carryforwards. The successful completion of this plan, however, can be no guarantee that the Company can be returned to profitability or maintained as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In May 1997 Barclays Bank agreed to extend its letter-of-credit supporting the $3,500 bond that matures in 2014 to November 30, 1997. Also the Denver JetCenter, purchaser of the Company's FBO in Denver, CO obtained a substitute letter-of-credit supporting the $3,500 bond that matures in 2013, obviating the need for the Barclays Bank letter-of-credit which was then cancelled.
                        PART II - OTHER INFORMATION
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

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

      (a)  Exhibits:

            11.1  Computation of per Share Loss.

            27.0  Financial Data Schedule

      (b)   Reports on Form 8-K:  None.
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
               EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                   Three Months Ended
                                                        March 31,
                                                       1997       1996

Primary loss per common and common
  equivalent share
Average common shares outstanding                   6,998,052    6,998,052


Net Loss                                            $    (266)$       (273)

Less:
Dividends on Series A cumulative
  convertible preferred stock                              65           65
Accretion of Series A cumulative
  convertible preferred stock                              10           12

                                                    $    (341)$       (350)


Net loss per common and common
  equivalent share                                  $   (0.05)$      (0.05)




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

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                     Six Months Ended
                                                        March 31,
                                                       1997      1996

Primary loss per common and common
  equivalent share
Average common shares outstanding                   6,998,052    6,998,052


Net Loss                                            $    (577)$       (729)

Less:
Dividends on Series A cumulative
  convertible preferred stock                             129          129
Accretion of Series A cumulative
  convertible preferred stock                              20           23

                                                    $    (726)$       (881)


Net loss per common and common
  equivalent share                                  $   (0.10)$      (0.13)




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



Date:  May 21, 1997