Form 10QSB
period 1997-06-30
AERO SERVICES INTERNATIONAL INC
filed 1997-08-12
CIK 350200

U. S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1997: Common stock (without par value) 6,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No  x




             AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES

                                   INDEX






PART I -  Financial Information                                Page Number


Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
June 30, 1997 (unaudited) and
September 30, 1996 (audited)                                         2

Consolidated Statement of Earnings
three months and nine months ended June 30, 1997
and 1996 (unaudited)                                                 3

Condensed Consolidated Statement of Cash Flows
nine months ended June 30, 1997 and 1996
(unaudited)                                                          4

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                          5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                9


PART II - Other Information

Item 1.  Legal Proceedings                                          11

Item 6.  Exhibits and Reports on Form 8-K                           12


            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS                                              As of            As of
                                                   June 30       September 30
                                                     1997            1996
CURRENT ASSETS
 Cash                                             $   219          $   390
 Customers receivables, less allowance for
   doubtful accounts of $22 and
   $15, respectively                                  272              316
 Other receivables                                    183              264
 Inventories                                           47               47
 Prepaid expenses and other current assets             76               39

TOTAL CURRENT ASSETS                                  797            1,056

PROPERTY AND EQUIPMENT, NET                         2,596            2,731

NOTES RECEIVABLE - LONG TERM                          500              500

OTHER ASSETS                                          489              440

TOTAL ASSETS                                      $ 4,382          $ 4,727


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Current maturities of long term debt - affiliate $ 8,851          $ 8,851
 Current maturities of long-term debt - other       3,524            3,544
 Notes payable                                        102                -
 Accounts payable - trade                             948              970
 Accrued expenses
   Property, payroll, and other taxes               3,123            3,059
   Other                                              782            1,032
   Affiliate                                        1,007              684
TOTAL CURRENT LIABILITIES                          18,337           18,140

LONG-TERM DEBT, less current maturities
 Affiliate                                          7,380            7,407
 Other                                                 13               10
TOTAL LONG-TERM DEBT                                7,393            7,417

OTHER LONG TERM LIABILITIES                           724              744

REDEEMABLE PREFERRED STOCK                          6,220            5,997

STOCKHOLDERS' DEFICIT
 Common stock                                       8,702            8,702
 Additional paid-in capital                         3,512            3,735
 Accumulated deficit                             (40,269)         (39,771)
                                                 (28,055)         (27,334)

   Less:  Common stock in treasury                    237              237

TOTAL STOCKHOLDERS' DEFICIT                      (28,292)         (27,571)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT         $ 4,382          $ 4,727



NOTE: The balance sheet at September 30, 1996 has been taken from the audited financial statements at that date and condensed.

See Notes to Condensed Consolidated Financial Statements.
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED
                           STATEMENT OF EARNINGS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)



                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                       June 30,            June 30,
                                   1997        1996         1997        1996

NET SALES                         $2,125       $1,734       $5,980    $ 6,058

COST AND EXPENSE

Cost of sales                        980          734        2,813      2,736
Departmental costs                   765          650        2,255      2,436
Administrative costs                 179          193          602        659
Interest expense - other              49           51          159        152
Interest expense - affiliate         374          364        1,109      1,119

                                  $ (222)      $ (258)      $ (958)   $(1,044)
Gain on sale of certain FBO
 operations                           -           295           98        295
Other income, net                    301           53          362        110


NET INCOME (LOSS)                $    79       $   90       $ (498)    $ (639)


Loss per common and
 common equivalent share          $  .00       $  .00       $ (.10)    $ (.12)

Fully diluted earnings
 per common share                 $  .01       $  .01       $   -      $   -




















See Notes to Condensed Consolidated Financial Statements.
                     AERO SERVICES INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                        NINE MONTHS ENDED
                                                             JUNE 30,
                                                          1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (Loss)                                            $ (498)     $ (639)

 Adjustments to reconcile net income to
   net cash provided by operating activities:
 Depreciation and amortization                             251         237
 Provision for losses on accounts receivable                 6          14
 Gain on sale of certain FBO operations                   (98)       (295)
 Gain on sale of fixed assets                             (41)        (75)
 Debt forgiveness to paid-in-capital                         -         311
 Current period interest included in debt forgiveness        -         601
 Other                                                       5          72
 Change in assets and liabilities:
 Decrease in restricted cash                                 -           5
 (Increase) decrease in accounts receivable                 38        (84)
 Decrease in other receivables                              81         587
 Decrease in inventory                                       -         127
 Increase in other current assets                         (37)        (75)
 Increase in other assets                                 (49)       (491)
 Increase (decrease) in accounts payable                  (22)         143
 Increase (decrease) in property,
   payroll, and other taxes                                 64        (90)
 Decrease in other current liabilities                   (152)       (824)
   less deferred gain recognized
 Increase (decrease) in other liabilities - affiliate      323        (40)
 Increase (decrease) in other long term liabilities       (20)         405

 Total adjustments                                         349         528

 Net cash (used in) provided by operating activities     (149)       (111)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                      (80)       (100)
 Proceeds from sale of FBOs                                 -          300

 Net cash used in investing activities                    (80)         200

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of notes payable                   225           -
 Principal payments of notes payable - affiliate          (27)           -
 Principal payment of notes payable - other              (110)        (12)
 Principal payments of long-term debt                     (30)        (30)

 Net cash provided by (used in) financing activities        58        (42)

 Net increase (decrease) in cash & cash equivalents      (171)          47
 Cash and cash equivalents at beginning of year            390         455

 Cash and cash equivalents at end of second fiscal
   quarter                                              $  219      $  502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
   Interest                                             $  938      $  406
   Income taxes                                              -           -

See Notes to Condensed Consolidated Financial Statements.
NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1997, consolidated statement of earnings for the nine month and three month periods ended June 30, 1997 and 1996, and the condensed consolidated statement of cash flows for the nine month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 annual report on Form 10-KSB. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2:  CASH AND SHORT-TERM SECURITIES

The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3:  INVENTORIES

Inventories are classified as follows:
                                                  JUNE 30       SEPTEMBER 30
                                                   1997             1996


Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $55 and $57, respectively                      $26              $18
Fuel                                                21               29

                                                   $47              $47


NOTE 4:  OTHER RECEIVABLES

The balance at September 30, 1996 includes a note in the amount of $100 due from Jason IV Aviation, Inc. as partial payment of the selling price of the company's facility in New Orleans. The note was paid in February 1997. Included in the total at both June 30 and September 30 is an escrow deposit of $107 and $121, respectively, the remainder of $150 required by the City of Scottsdale, AZ to insure completion of the EPA cleanup that was ongoing at the time the Company sold the facility in September 1994.

NOTE 5:  NOTES RECEIVABLES

The balance is the face amount of another note due from Jason IV Aviation, Inc. also as partial payment of the selling price of the New Orleans facility. The note carries an interest rate of 9% per annum, to be paid monthly, and is due and payable on March 31, 1999.
NOTE 6:  OTHER ASSETS

The balance at June 30 and September 30 includes $302 and $326, respectively, the unamortized portion of goodwill recorded with the acquisition of Mountain State Flight Services Inc. on April 1, 1995. The goodwill is being amortized over 141 months from the date of the acquisition.

NOTE 7:  ACCRUED PROPERTY, PAYROLL, AND OTHER TAXES

Included in the balances both at June 30 and September 30 is an accrual of $1,668 for a New York motor fuels tax assessment which is being appealed, and $1,363 and $1,316, respectively, for property taxes.

NOTE 8:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $8,700 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing a prime interest rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Also, at June 30, and September 30, respectively, this category includes $470 and $533, the balance due on the purchase of an airplane in July 1996 from R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company. The note is due Cessna Corporation but remains in the name of Mr. Brant. The Company makes payments directly to Cessna.

Long Term Debt-Other
Included in this category at June 30 and September 30 are $3,520 and $3,550, respectively, due on industrial revenue bonds, with $20 and $50, respective-ly, being the current maturities. However, due to the uncertainty surround-ing the renewal of the letter-of-credit (which was due for renewal in May 1997 and extended at that time until November 1997) supporting the $3,500 bond that matures in 2014, Management decided to reclassify that amount as short term debt at September 30.

NOTE 9:  RELATED PARTIES TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 42.2% of common stock and 34.9% of preferred) in the amount of $15,610. Relative to this debt, the Company had accrued interest of $1,007 and $684, respec-tively, at June 30 and September 30. During the nine months ended June 30, 1997 the Company paid $777 of interest to Transtech.

The Company provides accounting services to Transtech for one fixed base operation owned by it for a monthly fee of $1.

In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150. $115 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20; Maurice Lawruk, Company Director, $40; James Affleck, Company Assistant Treasurer, $34; R. Ted Brant, Company Director and CEO, $15; Bobby Adkins, Company Director, $4; and Alice Buford, a shareholder of Transtech, $2. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997. At that time the Company exercised its option contained within the notes to extend them for one additional year. All interest due and payable was paid at the time of the extension.
NOTE 10:  OTHER INCOME

The amount at June 30, 1997 includes a $285 refund from the state of Wisconsin for expenses incurred in the environmental remediation of a site once operated by the Company. The reimbursement totalled 97% of disburse-ments made during the period from June 1992 through September 1995.

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

At June 30, 1997 and September 30, 1996, the Company had accrued $424 and $457, respectively, for expenses related to environmental protection, assessment and remediation matters at certain locations based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.

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

B.  Arapahoe County Industrial Revenue Bond

The Company sold an FBO in Denver, CO belonging to its wholly-owned subsidiary, Beckett Aviation Inc. in February 1994. The buyer, Denver JetCenter, Inc. contractually assumed all liability in connection with the payment of principal, interest, and related fees of the $3,500 industrial revenue bond issued by Arapahoe County, CO. These bonds were the source of construction funds for the facility. From the date of the sale until May 1, 1997 the bond was supported by an irrevocable letter of credit issued by Barclays Bank International Limited and maintained by the Company. On May 1, 1997 Denver JetCenter obtained a letter of credit in their name with Colorado National Bank secured by a guaranty from Texaco, Inc.

C.  Litigation

Please refer to Part II, Item 1 on page 10 for a discussion of current litigation matters.
                      PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.


                               Three Months Ended       Nine Months Ended
                                   June 30,                 June 30,
                               1997          1996        1997        1996

Net Sales                     100.0%        100.0%      100.0%      100.0%
Cost of Sales                  46.1          42.3        47.0        45.2
Departmental costs             36.0          37.5        37.7        40.2
Administrative costs            8.4          11.1        10.1        10.9
Interest expense (Net)         19.9          23.9        21.2        21.0
Other income                   14.1          20.0         7.7         6.7
Net income (loss)               3.7           5.2        (8.3)      (10.6)

Revenues for the three months ended June 30, 1997 increased $391 (23%) to $2,125 compared to the same period in 1996. Of the increase $298 is the result of increased fuel sales. Revenues for the nine months ended June 30, 1997 decreased $78 (1%) to $5,980 as compared to 1996. This decline results from the sale of two FBOs during the first half of fiscal 1996. In order to compare the results of continuing operations, a comparative statement of earnings for the three month and nine month periods are presented below, including only those locations which were in operation during all or both periods, and excluding other income not relating to those periods, such as the $285 EPA refund.


                                     CONTINUING OPERATIONS
                                   THREE MONTHS ENDED JUNE 30,
                           1997          %              1996          %

Net Sales                 $2,125       100.0           $1,717       100.0

COST AND EXPENSE
Cost of Sales                980        46.1              735        42.8
Departmental costs           765        36.0              644        37.5
Administrative costs         179         8.5              193        11.2
Interest expense             423        19.9              414        24.1
                            (222)      (10.5)            (269)      (15.6)

Other income, Net             16         0.8               52         3.0

NET (LOSS)                $ (206)       (9.7)          $ (217)      (12.6)


As shown above, revenues at continuing operations increased $408 (24%) during the three months ended June 30, 1997 compared to the previous year. The volume of fuel sold increased 18% from the previous year providing $298 additional revenue. Airline fueling contracts provided $57 of additional revenue.

Departmental costs increased $121 (19%) during the three months ended June 30, 1997, but decreased as a percentage of sales by 1.5%. The single largest increase was $34 for employee health insurance.

Administrative costs decreased $14 (8%).



                      PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations (continued):

                                      CONTINUING OPERATIONS
                                    NINE MONTHS ENDED JUNE 30,
                           1997          %              1996          %

Net Sales                 $5,980       100.0           $5,063       100.0

COST AND EXPENSE
Cost of Sales              2,813        47.0            2,169        42.8
Departmental costs         2,295        38.4            2,100        41.5
Administrative costs         604        10.1              625        12.4
Interest expense           1,268        21.2            1,270        25.1
                          (1,000)      (16.7)          (1,101)      (21.8)

Other income, Net             77         1.2              110         2.2

NET (LOSS)                $ (923)      (15.5)          $ (991)      (19.6)


As shown above, revenues at continuing operations increased $917 (18%). Fuel volume sold increased 17% and contributed $660 of the increased revenue. Airline fueling contracts have contributed $99 of the increased revenue, and an increase in maintenance services provided an increase in revenue of $51.

Cost of sales decreased 4.2% as a percentage of sales in the current year, primarily in fuel sales because of numerous periodic increases in the cost of fuel during the three months ended December 31, 1996. Increases totalled 7.5% and could not be reflected in proportionally increased selling prices due to competitive pressures.

Departmental costs increased $195 (9%) during the current year, but decreased 3.1% as a percentage of sales.

Administrative costs decreased $21 (2%) during the current year.



                      PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

LIQUIDITY

Working capital deficiency at June 30, 1997 increased by $456 from September 30, 1996 to ($17,540). Current assets decreased by $259 and current liabilities increased by $197. An increase in prepaid expenses ($37) was offset by decreases in cash ($171), accounts receivable ($44), and other receivables ($81), producing the decrease in current assets. Decreases in other accrued expenses ($250) and accounts payable ($22) were offset by increases in notes payable ($82), property and payroll taxes ($64), and accrued expenses-affiliate ($323), producing the increase in current liabilities.

Operations during the nine months ended June 30, 1997 used $149 of cash with an additional $80 used for the purchase of fixed assets. During the nine month period, the Company issued notes payable of $225, of which $182 was a conversion of accounts payable to short term notes payable and $18 was used to finance the purchase of fixed assets. $105 of these notes was repaid by June 30.

Management is currently not considering offers to purchase the Company's Chicago FBO. Instead, management is concentrating on finding a substitute letter of credit supporting the $3,500 bond that matures in 2014. The proceeds of the bond were used to construct the Chicago facility. The current letter of credit expires November 30, 1997. When the new letter of credit is in place, the Company has been promised a line of credit from a lender, using the Chicago facility as collateral. Proceeds would be used to resolve certain current liabilities. Also, the Company has been granted a five year lease to operate an FBO at Harrisburg International Airport in Harrisburg, Pennsylvania. Operations could begin by September 1997. The facility will provide aircraft fueling and hanger facilities, and will require a minimum of start-up costs. Management is working with an investment banking firm in planning methods to utilize the Company's approximate $33 million net operating loss carryforwards. The successful completion of these plans, however, can be no guarantee that the Company can be returned to profitability or maintained as a going concern.

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

(DOLLAR AMOUNTS IN THOUSANDS)

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

            11.1  Computation of per Share Loss.

            27.0  Financial Data Schedule

      (b)   Reports on Form 8-K:  None.
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
             EXHIBIT 11.1 - COMPUTATION OF PER SHARE EARNINGS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended
                                                      June 30, 1997,

                                                   PRIMARY      FULLY DILUTED

Average Common Shares outstanding               6,998,052          6,998,052
Assumed exercise of Common Stock Options                -          1,290,000
Assumed conversion of Series A Cumulative
  Convertible Preferred Stock                           -          1,076,740

Total                                           6,998,052          9,364,792


Net Income                                     $      129         $      129

Less:
Dividends on Series A Cumulative
  Convertible Preferred Stock                          65                  -
Accretion of Series A Cumulative
  Convertible Preferred Stock                          10                  -

                                                $     204         $      129


Net earnings per Common Equivalent Share        $     .00         $      .01




Note (1)

The Series A cumulative convertible preferred stock is not considered common stock equivalents in the computation of primary loss per share because, at the time of issuance, the effective yield was greater than two thirds of the then current average A corporate bond yield.


Note (2)

The effect of the assumed exercise of the common stock options is antidilutive.


        AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
             EXHIBIT 11.1 - COMPUTATION OF PER SHARE EARNINGS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended
                                                      June 30, 1996,

                                                   PRIMARY       FULLY DILUTED

Average Common Shares outstanding                6,998,052          6,998,052
Assumed exercise of Common Stock Options                 -          1,290,000
Assumed conversion of Series A Cumulative
  Convertible Preferred Stock                            -          1,076,740

Total                                            6,998,052          9,364,792


Net Income                                      $       90         $       90

Less:
Dividends on Series A Cumulative
  Convertible Preferred Stock                           65                  -
Accretion of Series A Cumulative
  Convertible Preferred Stock                           11                  -

                                                 $      14         $       90


Net earnings per Common Equivalent Share         $     .00         $      .01




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


            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
               EXHIBIT 11.1 - COMPUTATION OF PER SHARE LOSS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                    Nine Months Ended
                                                        June 30,
                                                      1997           1996

Primary loss per common and common
  equivalent share
Average common shares outstanding                   6,998,052      6,998,052


Net Loss                                           $    (498)     $    (639)

Less:
Dividends on Series A cumulative
  convertible preferred stock                             194            194
Accretion of Series A cumulative
  convertible preferred stock                              29             35

                                                   $    (721)     $    (868)


Net loss per common and common
  equivalent share                                 $   (0.10)     $   (0.12)




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



Date:  August 1, 1997