Form 10KSB
period 1997-09-30
AERO SERVICES INTERNATIONAL INC
filed 1998-05-07
CIK 350200

U.S. Securities and Exchange Commission

     Washington, D.C. 20549

     Form 10-KSB

(Mark One)

[ X ]     15,ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
   For the fiscal year ended    September 30, 1997


[   ]     15,TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
   For the transition period from                 to

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

     State issuer's revenues for the year ended September 30,
1997.  $8,089,761

     State the aggregate market value of the voting stock held by non-affiliates as of September 30, 1997.

     -     Common Stock (without par value)     $79,323
          (1) See Note Below

     -     Series A Cumulative Convertible
          Preferred Stock                       $49,286
          (2) See Note Below




     (1) Based upon the average bid and asked prices of the Company's Common Stock as of September 30, 1997.

     (2)     Based upon the closing bid price of the Company's
Series A Cumulative Convertible Preferred Stock as of
September 30, 1997.

     State the number of shares outstanding of each of the Company's classes of common equity as of September 30, 1997:

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

     The Company is primarily a supplier of ground support services for general aviation aircraft at two airports located in Chicago, Illinois and Morgantown, West Virginia, with its facilities more commonly referred to as a "Fixed Base Operation" or "FBO". In November 1997 the Company began operations at Harrisburg International Airport in Pennsylvania. The Company provides on demand "line services" for the general aviation fleet that includes the fueling, ground handling and storage of aircraft along with the subleasing of hangar and office space to tenants. In conjunction with its general aviation activities the Company also provides, on a contractual basis, ground support services for commercial airlines which would primarily include fueling and de-icing.

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

     During fiscal 1994, Triton Energy Corporation and its subsidiary Pacific Basin Company concluded the sale of the direct notes (Triton loans), the Whitney National Bank notes acquired by Triton from Whitney, all of its common stock and a large portion of Preferred A stock to Transtech Holdings Co., Inc. (Transtech). Immediately prior to the sale Triton converted all of its Preferred B stock into 1,500,000 shares of common, which were included in the sale to Transtech.

     Transtech is a holding company owned and managed by individuals with management experience and ownership (direct and indirect) of other FBOs. Concurrent with the sale of notes and securities, three persons, John Pugh, Richard Hatchett, and Clark Van Nostrand, resigned as Directors of Aero, and R. Ted Brant, Bobby R. Adkins, and Maurice Lawruk were named directors of Aero. The new Board then elected R. Ted Brant, Chairman and Chief Executive Officer; appointed Christopher M. Cicconi, Esquire, a partner in the law firm of Eckert, Seamans, Cherin and Mellott as Secretary of the Company; and appointed Paul R. Slack as Treasurer of the Company, in addition to his position as Controller and Chief Accounting Officer.

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

     On November 20, 1995 the members of the Board of Directors elected R. Ted Brant as President and Chief
Operating Officer of the Company.

     On May 10, 1996 the Company sold, to Jason IV, owner of a competitor FBO on the airport, its leasehold interest at New Orleans' Lakefront Airport for $900,000. The Company received $300,000 cash at settlement and two promissory notes for the balance. A note in the amount of $100,000, bearing interest at the rate of 8% per annum was due and payable on April 30, 1997. It was paid in February 1997. A note in the amount of $500,000 bearing interest at the rate of 9% per annum is due and payable on March 31, 1999. Interest is being paid monthly.

     On March 4, 1997 Christopher Cicconi resigned as
Secretary of the Company. However, his law firm remains as the Company's chief legal counsel.

     On March 5, 1997 Paul R. Slack was appointed as Secretary of the Company.

     On June 30, 1997 William R. Dimeling resigned as a director of the Company.

     The regulatory environment, particularly in terms of environmental regulation, has changed dramatically over the last five to ten years for all operators in the industry. In September 1988, for example, the Environmental Protection Agency ("EPA") issued regulations for underground storage tanks ("USTs") that has had a dramatic economic affect on the industry and the Company. (See Environmental Protection on page 6.) The effective commencement date for newly installed USTs was December 22, 1988 with all USTs having to conform to the new standards by December 1998. During 1996 and 1995 the Company incurred expenses of $1,000 each year in complying with these EPA regulations. However, from 1988 through 1997, the Company has incurred $3,393,000 of expense in complying with these same regulations. At September 30, 1997, the Company's financial statements include accruals of $406,000 for any known clean-up and remediation liabilities associated with complying with EPA regulations. Unfortunately, the Company is unable to pass these significant cash outlays on to the customer, accordingly the Company is unable to realize any tangible return on these cash outlays.

     Management continues to review its options with respect to developing new business opportunities to maximize its return from existing businesses and management is exploring several new business opportunities. In fiscal 1997, the Company engaged an investment banking firm to assist in developing options for the Company while preserving the Company's net operating loss carryforward, which is approximately $34,000,000. Management is considering several possible means of restructuring the Company's debt and has reviewed a number of opportunities to open or acquire FBOs and is also reviewing various options in related business enterprises. Subsequent to September 30, 1997 the Company has commenced FBO operations at Harrisburg International Airport, Middletown, Pennsylvania. However, there can be no assurance that the Company can be returned to profitability or maintained as a going concern.

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

SUPPLIES

     A major percentage, 64%, of the Company's sales during its last fiscal year was derived from the sale of fuel. The availability to the Company of an adequate supply of fuel, particularly jet fuel, is critical to the Company's operations. The Company purchases fuel exclusively from Exxon. Management believes that the present allocations of fuel and other supplies are adequate to meet overall demand for the foreseeable future. Supplies could be interrupted, curtailed or allocated in the event of a refinery shutdown, severe weather or war.

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

     During 1997 and 1996, the Company incurred clean-up/remediation expenses of $1,000 each year in complying with these EPA regulations. At September 30, 1997, the Company's financial statements include accruals of $406,000 for expected future clean-up/remediation costs for existing known liabilities. While the Company believes that all EPA problems have been identified and adequately accrued for, it realizes that future substantial environmental liabilities are possible in order to remain in compliance and it does not anticipate experiencing any competitive disadvantage because the entire industry is subject to these regulations. The Company believes it has adequate reserves for its environmental liabilities. (See Notes to Consolidated Financial Statements, Note F4.)

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

EMPLOYEES

     As of September 30, 1997, the Company had approximately
49 full-time and 5 part-time employees. None of the employees are represented by a union.

Item 2.  Description of Properties

     The Company's corporate headquarters are located at 660 Newtown-Yardley Road in Newtown, Pennsylvania. In addition, at the time of filing of this report, the Company operates general aviation services facilities, commonly referred to as FBOs located at two (2) airports in the U.S. under terms of agreements that are combinations of leases or subleases and operating agreements between the airport operator, which may be a city, county or other public body, and the Company. The unexpired terms of the Company's FBO lease agreements are eight (8) years with the City of Chicago and eleven (11) years with the City of Morgantown. In November 1997 the Company began operations at Harrisburg International Airport under the terms of a five (5) year lease with the Commonwealth of Pennsylvania.

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

     The Company presently has operations at the following airports:

City                      Airport

Chicago, IL               Midway Airport
Morgantown, WV            Morgantown Airport
Harrisburg, PA            Harrisburg International Airport

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

     In an ongoing matter, the Company has filed a Petition for Review of an order and decision of the Illinois Human Rights Commission regarding a claim brought against the Company by a former employee for alleged wrongful termination of employment. The Commission then ordered the Company to pay damages in the amount of $37,650 for lost back pay, medical expenses, costs and attorney's fees. The Company has appealed this decision through its counsel in Illinois.


     On December 19, 1994 the Company received its first notice of tax due from the State of New York in the amount of $162,639 for a diesel motor fuels tax resulting from an audit performed in September 1994. Additional assessments have been received which cover the period from December 1991 through November 1993. The Company has filed appeals of all assessments thereafter received from the State of New York, and several such appeals are currently pending. However, the Company's management has decided to recognize the potential liability in full and the financial statements as September 30, 1997 include an accrual of $1,668,000 for the estimated total of these assessments. The Company has not received any additional assessments since September, 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year ended
September 30, 1997, no matters were submitted for a vote of security holders.



     PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

(a)  PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded in the "pink sheets" with the symbol AER B.

     The following table sets forth the high and low bid prices of the common stock for the periods indicated. The bid prices represent inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                    COMMON

                               HIGH           LOW
Fiscal Year 1997:
  First Quarter                 .03          .02
  Second Quarter                .02          .02
  Third Quarter                 .02          .02
  Fourth Quarter                .02          .01

Fiscal Year 1996:
  First Quarter                 .10          .03
  Second Quarter               1/16          .02
  Third Quarter                3/32          .05
  Fourth Quarter               3/32          .03

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of September 30, 1997 there were approximately 636 record holders of the Company's common stock. Included in the number of stockholders of record are stockholders who have chosen to have their shares held in "nominee" or "street" name. The Company does not know how many additional shareholders this represents.

(c)  DIVIDENDS

     The Company has not paid cash dividends on its common stock, and the Board of Directors of the Company has adopted a policy of retaining earnings, if any, for operations and the expansion of the Company's business. Therefore, the Company anticipates that it will not pay any cash dividends on its common stock in the foreseeable future. The credit facility signed in December 1989 prohibits the payment of dividends without the prior written approval of the lender. Further, cash dividends and certain other distributions on common stock are prohibited unless all accrued dividends on the preferred stock have been paid. The total dividends in arrears relating to preferred stock is $2,777,989 at September 30, 1997.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

Overview

     The Company's business began in 1948 at a single location and expanded to 13 airports by 1984. In 1985 the Company purchased Beckett Aviation, which added nine more facilities. Through sales and closures of certain locations, the number had been reduced to two at September 30, 1996.

                                         Number of FBOs
At September 30, 1995                           4
Sold during fiscal 1996                        (2)

At September 30, 1996 and 1997                  2

Results of Operations

     The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated.

                                         YEAR ENDED
                                        SEPTEMBER 30,

                                      1997       1996

Net Sales                             100.0%     100.0%
Cost of Sales                          46.2       44.3
Departmental costs                     37.0       40.3
Administrative costs                   10.4       11.3
Interest expense                       21.3       21.9
Gain on sale of FBO operations           -         2.5
Other income (expense)                  2.1       (1.5)
Net loss                              (12.8)     (16.8)

For a basis of comparison, the results of operations of the two remaining facilities at September 30, 1997 are presented for the years ended September 30, 1997 and September 30, 1996. Income and expenses not related to a specific location are shown as Corporate.

                                   September 30, 1997

                                (Dollar amounts in thousands)

                              CHICAGO      MORGANTOWN       CORPORATE

NET SALES                     $7,166       $ 883            $    41

COST AND EXPENSE
Cost of Sales                  3,161         532                 41
Departmental Costs             2,250         385                358
Administrative Costs             350          50                445
Interest Expense                 141           1              1,580
                               1,264         (85)            (2,383)

Other Income/(Expense)            -         (291)               462


Net Income/(Loss)             $1,264       $(376)           $(1,921)

                                   September 30, 1996
                               (Dollar amounts in thousands)


                                CHICAGO       MORGANTOWN      CORPORATE

NET SALES                        $5,867           $905        $    36

COST AND EXPENSE
Cost of Sales                     2,381            495             26
Departmental Costs                2,022            347            435
Administrative Costs                219             62            548
Interest Expense                    156              2          1,548
                                  1,089             (1)        (2,521)
Other Income/(Expense)               (2)             -           (150)


Net Income/(Loss)                $1,087           $ (1)       $(2,671)


Description of the Years Ended September 30, 1997 and 1996

     Sales for the year ended September 30, 1997 increased by $1,282,000 (18.8%) at continuing operations as compared to 1996. Fuel sales increased $855,000 (20.3%) and airline fuelings, known as into-plane fees, increased $216,000 (35%). These increases have been primarily at the Company's facility in Chicago, and are due to recent refurbishing of the facility as well as aggressive marketing by the local general manager.

     Cost of sales at continuing FBOs increased to 45.9% in 1997 from 42.5% in 1996.

     Departmental costs at continuing FBOs (including corporate) increased $189,000 (6.7%). $110,000 of this increase was due to the rising costs of providing health care benefits to employees.

     Administrative costs decreased by 3.8% in 1997, but at continuing operations administrative costs increased by 1.9%.

     Interest expense in 1997 was about equal to 1996. Interest bearing debt increased only $58,000 in 1997. The Company recorded $1,470,000 of interest expense on the debt owed to Transtech. The Company paid Transtech $806,000 of interest and
$248,000 of principal during 1997.

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

Liquidity and Capital Resources

     Working capital deficiency decreased by $2,746,000 to ($14,338,000) at September 30, 1997 because current liabilities were reduced by $3,076,000 and current assets were reduced by $330,000. The major components of these changes were a decrease of $3,524,000 in current maturities of long term debt-other, an increase of $747,000 in accrued expenses-affiliate, and a decrease in cash of $259,000. $3,500,000 of the current maturity of long term debt, which represents an industrial revenue bond that was supported by a letter of credit due to expire in November 1997, was reclassified to long term when the letter of credit was renewed for five years. The increase in accrued expense-affiliate is composed of $671,000 of interest and $76,000 due to R. Ted Brant. Additional details regarding working capital are contained on pages S-8 and S-9 of the financial statements, Consolidated Statements of Cash Flows.

     During 1995 the Company acquired 100% of the common stock of Mountain State Flight Services Inc. which operates an FBO at Morgantown, West Virginia. The lease with the City of Morgantown requires that the lessee submit plans to invest $700,000 in new construction on the leased premises if the average gross receipts match or exceed $225,000 per month, for a consecutive four month period. Average sales per month during 1996 and 1997 were $76,000 and $74,000, respectively, therefore management does not foresee any such investment being mandated in the near future.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

     Management continues to review its options with respect to developing new business opportunities to maximize its return from existing businesses and management is exploring several new business opportunities. In fiscal 1997 the Company engaged an investment banking firm to assist in developing options for the Company while preserving the Company's net operating loss forward, which is approximately $34,000,000. Management is considering several possible means of restructuring the Company's debt and has reviewed a number of opportunities to open or acquire FBOs and is also reviewing various options in related business enterprises. Subsequent to September 30, 1997 the Company has commenced FBO operations at Harrisburg International Airport, Middletown, Pennsylvania. However, there can be no assurance that the Company can be returned to profitability or maintained as a going concern.

     The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company has not paid cash dividends on its common stock, and the Board of Directors of the Company has adopted a policy of retaining earnings, if any, for operations, resolution of liabilities and the reduction of borrowing. Therefore, the Company anticipates that it will not pay any cash dividends on its common stock in the foreseeable future. The credit facility signed in December 1989 prohibits the payment of dividends without the prior written approval of the lender (Transtech). Further, cash dividends and certain other distributions on common stock are prohibited unless all accrued dividends on the preferred stock have been paid. Dividends in arrears are $2,777,989 at September 30, 1997.

Future Events Likely To Have Material Impact on the Relationship
Between Costs and Revenues

     The Company has sold certain of its FBOs over the last six years. Also, the Company relinquished potential EPA liabilities at one location. These sales will result in lower revenues not necessarily accompanied by a proportional decrease in costs, particularly general and administrative costs, many of which are relatively fixed and do not vary as a direct function of sales volume.

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

Item 8.  Changes In and Disagreements With Accountants on
Accounting and
         Financial Disclosure

     In November 1997, the Company dismissed KPMG Peat Marwick, LLP. In December 1997, the Company appointed BDO Seidman, LLP as the Company's auditors. These events are more fully described in 8-K filing dated November 14, 1997 and December 5, 1997, which are incorporated by reference.



     PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons:
         Compliance with Section 16(a) of the Exchange Act.

     The Executive Officers and Directors of the Company are as follows:

        Name                                Age      Position

R. Ted Brant (1)                            51     Chairman of the
                                                   Board of Directors,
                                                   President and Chief
                                                   Executive Officer,
                                                   and Director


Maurice A. Lawruk (2)                       65     Director


Bobby R. Adkins                             51     Director and
                                                   Chief Operating Officer


Paul R. Slack                               57     Chief Accounting Officer,
                                                   Controller, Treasurer and
                                                   Secretary


James R. Affleck, Jr.                       57     Vice President,
                                                   Assistant Treasurer, and
                                                   Assistant Secretary




(1)     Member of the Human Resources Committee

(2)     Member of the Audit Committee




     Except for directors elected by the Board to fill vacancies, all of the directors are elected at the Annual Meeting and hold office for a period of one year or until successors are elected and qualified. All of the above named directors were elected at the May 17, 1995 Annual Shareholders Meeting. No annual meeting was held in 1996 or 1997.





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

     Paul R. Slack joined the Company in December 1987 as Senior Internal Auditor and was named Controller in May 1989. In February 1991, the Board appointed Mr. Slack as Chief Accounting Officer and Controller. Subsequently, in November 1991 Mr. Slack was appointed Assistant Secretary of the Company. In May 1994, he was appointed Treasurer and, in March 1997 he was appointed Secretary of the Company in addition to his other offices.

     James R. Affleck, Jr. joined the Company in September 1987 as manager of special projects. In May 1994 he was appointed Assistant Treasurer, and in March 1997 was appointed Assistant Secretary and Vice-President. Mr. Affleck's duties involve general oversight of cash management, insurance, human resources and benefit programs and investor relations.





Item 10.  Executive Compensation

CASH COMPENSATION

     The following table shows the cash compensation paid to or accrued to, or for the benefit of, each of the executive officers of the Company whose aggregate compensation exceeded $100,000 per annum for services rendered to the Company during the year ended September 30, 1997:

I.     SUMMARY COMPENSATION TABLE

                                     Annual Compensation       All Other
Name and Principal Position      Year      Salary      Bonus   Compensation
                                             ($)      ($)          ($)

                                 1997
R. Ted Brant, Chairman           1996       12,046        -          -
of the Board of Directors,       1995        6,000        -          -
Chief Executive Officer, (a)
and President (c)

                                 1997           -         -          -
Wallace E. Congdon,              1996       10,154        -          -
President and Chief              1995       80,100        -          -
Operating Officer (b)



(a)     Appointed by the Board of Directors in May 1994.

(b)     Resigned from the Company in November 1995.

(c)     Appointed by the Board of Directors in November 1995.


COMPENSATION OF DIRECTORS

     From October 1993 through May 1994, Directors, excluding those who were also officers or employees of the Company, were eligible to receive $15,000 annually plus $1,000 per meeting attended as compensation for their services as Directors. At the May 31, 1994 meeting the Board suspended indefinitely any compensation for Directors, and none has been paid to, or accrued for, any Director since that date.






III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregate Option/SAR Exercises in Last Fiscal Year, & FY-End Option/SAR Value

Value of Unexercised
                                                        Number of Unexercised                    In-the-Money
                                                        Options/SARs at FY-End (3)           Options/SARs at FY-End (1)

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






Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following tables set forth, as of December 31, 1997, except as otherwise indicated, information with respect to stock ownership of (i) each Director of the Company, (ii) each person known by the Company to own beneficially more than 5 percent of the shares of the Company's outstanding Common Stock, (iii) each person known to the Company to own beneficially more than 5 percent of the shares of the Company's outstanding Series A preferred stock, and (iv) all officers and directors of the Company as a group. This information has been provided to the Company by the persons named below.




                                                      Amount of
                          Amount and                  Nature of
                          Nature of      Percent      Beneficial     Percent of
                          Beneficial     of Class     Ownership      Class of
Name and                  Ownership      of           of Series A    Series A
Address of                of Common      Common       Preferred      Preferred
Beneficial Owner          Stock (1)      Stock        Stock (1)      Stock (2)

Transtech Holding
Company, Inc.             3,407,693      42.2%          93,947          34.9%
1331 12th Avenue
Suite 109
Gables Office Complex
Altoona, PA 16601

Triton Energy Corp.         538,372 (3)   6.7%         134,593         50.0%
Including
Pacific Basin Company
6688 N. Central Exp.
Suite 1400
Dallas, TX 75206

Robert L. Starer           901,000 (4)    11.0%
6555 Skyline Drive
Delray Beach, FL

F. P. Quinn Trading Co.    114,500 (5)     1.4%         28,625         10.6%
401 S. LaSalle Street
Suite #701
Chicago, IL 60605

Alinco S.A.                327,990 (6)     4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Cesamar, S.A.              327,990 (6)     4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Project Bond Limited       327,990 (6)     4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

All Directors and           20,000 (7)     *
Officers as a group

*Less than 1%

(1) Except as otherwise noted, the shareholders listed exercise sole voting and investment power, subject to the community property laws where applicable.

(2) On or about June 30, 1988, the Series A preferred stockholders became entitled (pursuant to the articles of incorporation of the Company), voting separately as a class, to elect two (2) directors, to serve on the Board in designated positions (the "Designated Positions") as a result of the Company's failure to pay six quarterly dividends on the Series A preferred stock. Under the articles of incorporation, the holders of Series A preferred stock cannot vote with common stockholders for the election of the Company's regular directors while entitled to elect directors to - serve in the designated positions.

(3) Includes 134,593 shares of Preferred A which is convertible into 538,372 shares of common.

(4) Represents 900,000 shares of common stock that Mr. Starer has a right to acquire pursuant to stock options, and 1,000 shares of common stock acquired by Mr. Starer in open market purchases.

(5)     Based upon information filed with the SEC by F.P. Quinn
Trading Company on Schedule 13G.

(6) Alinco S.A., Cesamar, S.A., and Project Bond Limited consider themselves a "group" within the meaning of SEC Rule 13d.

(7) Includes outstanding vested stock options (20,000). Does not include stock and conversion rights owned by Triton. This amount does not include common stock owned by Transtech, whose principal owners include Ted Brant, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Maurice Lawruk and Bob Adkins, both directors of the Company.

Item 12.  Certain Relationships and Related Transactions .

EMPLOYMENT CONTRACTS

     No employee of the Company had employment contracts during 1997 and 1996.

RELATED TRANSACTIONS

     In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech. (See Note D to the Consolidated Financial Statements, Notes Payable-Affiliate.) At September 30, 1996, Transtech owned 42.2% of the Company's common stock and 34.9% of the Company's preferred stock. The Company is also indebted to Transtech in the amount of $15,610,000 in the form of notes that were purchased from Triton. During fiscal year 1996, $1,488,000 of interest expense was recorded against the $15,610,000 loans due to Transtech, of which $375,000 was paid and $962,000 was forgiven and reclassified as Additional Paid-in Capital. During fiscal year 1997, the Company paid $248,000 of the demand loans, and $1,470,000 of interest expense was recorded against these loans of which $806,000 was paid. At September 30, 1997 the Company has $1,347,000 of accrued interest due to Transtech recorded on the financial statements.

     On May 31, 1994 the Board of Directors appointed Christopher M. Cicconi, Esquire as the Company's Corporate Secretary. They also selected the law firm of Eckert Seamans Cherin & Mellott, of which Mr. Cicconi is a partner, as the Company's chief legal counsel. During fiscal 1996, the Company was billed $145,000 for legal services. In March 1997, Mr. Cicconi resigned as the Company's corporate Secretary, but his law firm remains as the Company's chief legal counsel.

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

     In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150,000. (See Note B-11 to the Consolidated Financial Statements, Other Assets.) $115,000 of this amount was borrowed from the following related parties:
Transportech, a wholly owned subsidiary of Transtech Holding Co., $20,000; Maurice Lawruk, Company Director, $40,000; James Affleck, Company Assistant Treasurer, $34,000; R. Ted Brant, Company Director and CEO, $15,000; Bobby Adkins, Company Director, $4,000; and Alice Buford, a shareholder of Transtech, $2,000. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997. At that time the Company exercised its option contained within the notes to extend them for one additional year. All interest due and payable was paid at the time of the extension.

     In July 1996 the Company purchased a 1975 Cessna Citation 500 aircraft owned by R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company for $708,000. As part of the purchase agreement the Company will make monthly payments directly to Cessna Corporation on the existing loan, the balance being $533,000 at September 30, 1996. From June 1995 to March of 1996 the Company attempted to develop a charter department using the Cessna belonging to Mr. Brant. The Company was to pay all related operating expenses and to receive a commission on all charters. Charters were made through Piedmont Aviation Services, Inc., Winston Salem, NC. All expenses and income less the Company's commission, were charged to a balance sheet account. In March 1996, the Company was owed $36,000. At that time total management of the aircraft reverted to Piedmont with the expenses and charter income continuing to be processed by the Company at the time of the purchase, the Company was due $128,000. The difference between the purchase price and the note balance assumed was charged to the owners account. The aircraft continues to be managed by Piedmont who is the exclusive agent for scheduling the aircraft usage. Piedmont operates as an air taxi operator and leases aircraft in connection with its business, and will lease the Company's aircraft when possible. The Company receives 75% of the net billings. Piedmont provides the flight crew and the Company is responsible for fuel and maintenance. Mr. Brant is also a director and Vice-Chairman of Piedmont. In August 1997 one of the airplane's engines required an overhaul which cost $240,000. Mr. Brant increased the note with Cessna by $200,000 and personally paid the additional $40,000, with the $240,000 being charged to a fixed asset account. At September 30, 1997 the Company owed Mr. Brant $76,000.

     The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During 1997 the Company was billed $93,000 for use of the aircraft.

Item 13.  Exhibits and Reports on Form 8-K .

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




     Signature               Title                         Date



                           Chairman of the
R. Ted Brant               Board and
                           Director




Maurice A. Lawruk          Director

Bobby R. Adkins            Director



Those Directors above so indicated have signed the original of this document which is on file with Company.










     AERO SERVICES INTERNATIONAL, INC.
     AND SUBSIDIARY COMPANIES
     Form 10-KSB
     Item 7

     Index of Financial Statements



     The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 7 are listed below:

                                                              Page

     Independent Auditors' Reports                             S-2

     Consolidated Balance Sheets at                            S-4
     September 30, 1997

     Consolidated Statements of Operations                     S-6
     for the years ended September 30, 1997
     and 1996

     Consolidated Statements of                                S-7
     Stockholders' Deficit for the years
     ended September 30, 1997 and 1996

     Consolidated Statements of Cash Flows                     S-8
     for the years ended September 30, 1997
     and 1996

     Notes to Consolidated Financial Statements                S-10


















     INDEPENDENT AUDITORS' REPORT




To the Stockholders of
Aero Services International, Inc.

We have audited the accompanying consolidated balance sheet of Aero Services International, Inc. and subsidiaries as of September 30, 1997 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aero Services International, Inc. and subsidiaries at September 30, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has significant deficiencies in working capital and equity at September 30, 1997. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





     BDO SEIDMAN, LLP


December 12, 1997
Philadelphia, Pennsylvania















     INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors,
Aero Services International, Inc.:

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Aero Services International, Inc. and subsidiaries for the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our report.

The accompanying financial statements have been prepared assuming that Aero Services International, Inc. will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has net working capital deficiencies and a stockholders' deficit. During the year ended September 30, 1996, the Company's plan to return to profitability through key acquisitions did not result in improved operating results. In addition, the Company appears to have exhausted resources for borrowing capital. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying financial statements.



     KPMG PEAT MARWICK LLP


April 15, 1997
Philadelphia, Pennsylvania

                 Aero Services International, Inc. and Subsidiaries
                             CONSOLIDATED BALANCE SHEET
                                  September 30, 1997

(Dollar amounts in thousands)



ASSETS

CURRENT ASSETS
     Cash                                                       $  131
     Customers receivables, less allowance for
          doubtful accounts of $22                                 319
     Other receivables                                             157
     Inventories                                                    38
     Prepaid expenses and other current assets                      81

TOTAL CURRENT ASSETS                                               726


PROPERTY AND EQUIPMENT
     Transportation equipment                                      948
     Machinery and equipment                                       380
     Furniture and fixtures                                        193
     Leasehold improvements                                      4,473

                                                                 5,994
Less:  Accumulated depreciation
              and amortization                                   3,173

PROPERTY AND EQUIPMENT, NET                                      2,821

NOTE RECEIVABLE, NET                                                 8

OTHER ASSETS                                                       234


TOTAL ASSETS                                                    $3,789





The accompanying notes are an integral part of these statements.

               Aero Services International, Inc. and Subsidiaries
                    CONSOLIDATED BALANCE SHEET - CONTINUED
                              September 30, 1997

(Dollar amounts in thousands)



LIABILITIES

CURRENT LIABILITIES
     Current maturities of long term debt-affiliate              $ 8,649
     Current maturities of long term debt-other                       20
     Notes payable                                                   102
     Accounts payable-trade                                        1,025
     Accrued expenses
          Property, payroll, and other taxes                       3,044
          Other                                                      793
          Affiliate                                                1,431
TOTAL CURRENT LIABILITIES                                         15,064

LONG TERM DEBT, less current maturities
     Affiliate                                                     7,546
     Other                                                         3,553
TOTAL LONG TERM DEBT                                              11,099

OTHER LONG TERM LIABILITIES                                          233

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
     Series A Cumulative Convertible Preferred
     Stock - no par value - authorized 500,000
     shares - issued and outstanding 269,185
     (redemption value - $6,411)                                   6,294

STOCKHOLDERS' DEFICIT
     Preferred stock - authorized, 250,000 shares
          of no par value, none issued                                 -
     Common stock - authorized, 15,000,000 shares
          of no par value; issued 7,070,052;
          outstanding 6,998,052 shares                             8,702
     Additional paid-in capital                                    3,438
     Accumulated deficit                                         (40,804)
                                                                 (28,664)

          Less:  Common stock in treasury
               (72,000 shares at cost)                               237

TOTAL STOCKHOLDERS' DEFICIT                                      (28,901)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                        $ 3,789



The accompanying notes are an integral part of these statements.






     Aero Services International, Inc. and Subsidiaries
     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the years ended September 30,

(Dollar amounts in thousands, except per share amounts)



                                                  1997         1996

NET SALES                                      $ 8,090       $ 7,802


COST AND EXPENSES
     Cost of sales                               3,734         3,456
     Departmental costs                          3,287         3,146
     Administrative costs                          845           878
     Interest expense-affiliate                  1,531         1,488
     Interest expense-other                        191           218

                                                 9,588         9,186

                                                (1,498)       (1,384)

     Gain on sale of certain FBO operations          -           197
     Other income/(expense), net                   465          (122)



NET LOSS                                        (1,033)       (1,309)

Preferred dividends                               (258)         (258)

Accretion of preferred stock                       (39)          (46)

Net loss applicable to common stockholders     $(1,330)      $(1,613)


Net loss per share - basic                     $ (0.19)      $ (0.23)





The accompanying notes are an integral part of these statements.


                                   Aero Services International, Inc.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             For the years ended September 30, 1997 and 1996

(Dollar amounts in thousands)


                                                                                                        Additional
                                       Common Stock           (Accumulated        Treasury Stock        Paid-In
                                         Shares      Amount        Deficit)        Shares      Amount      Capital      Total
Balance at September 30, 1995          7,070,052     $8,702      $(38,462)          72,000     $237         $3,077      $(26,920)
Accretion of redeemable preferred stock     -            -            -              -           -             (46)          (46)
Dividends in arrears on preferred stock     -            -            -              -           -            (258)         (258)
Additional paid-in capital resulting
     from debt forgiveness                  -            -            -              -           -             962           962
Net loss for the year                       -            -         (1,309)           -           -               -        (1,309)

Balance at September 30, 1996          7,070,052      8,702       (39,771)          72,000      237          3,735       (27,571)
Accretion of redeemable preferred stock     -            -             -             -           -             (39)          (39)
Dividends in arrears on preferred stock     -            -             -             -           -            (258)         (258)
Net loss for the year                       -            -          (1,033)          -           -              -         (1,033)

Balance at September 30, 1997          7,070,052     $8,702      $(40,804)          72,000     $237         $3,438      $(28,901)

The accompanying notes are an integral part of these statements.




                     Aero Services International, Inc. and Subsidiaries
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the years ended September 30,

(Dollar amounts in thousands)



                                                          1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                $(1,033)     $(1,309)
Adjustments to reconcile net loss to
          net cash used in operating activities:
Depreciation and amortization                               314          286
Provision for losses on accounts receivable                   4           22
Provision for obsolete and slow-moving,
     excess and damaged inventory                             -           11
Gain on sale of certain FBO operations                        -         (197)
Gain on sale of fixed assets                                  1         (100)
Current period interest included in
     debt forgiveness                                         -          438
Change in assets and liabilities net of acquisitions:
Decrease in restricted cash                                   -            5
(Increase) decrease in accounts receivable                   (7)        (109)
(Increase) decrease in other receivables                    107          781
Decrease in inventory                                         9          117
Decrease in prepaid expenses                                (42)          24
(Increase) decrease in other assets                         206         (468)
Increase (decrease) in accounts payable-trade                55          322
Increase in accrued property, payroll, and other taxes      (15)          22
Increase in accrued expenses-affiliate
     net of debt forgiveness                                747          676
Increase (decrease) in accrued expenses-other              (239)        (913)
Increase in other long term liabilities                     (19)         401
Other                                                         5           16

Net cash provided by operating activities                    93           25


CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of fixed assets                       -            3
     Proceeds from sale of certain FBO operations             -          300
     Purchase of property and equipment                    (410)        (871)
     Other investments                                        -         (115)

Net cash (used in) investing activities                    (410)        (683)


                                                                 (continued)





The accompanying notes are an integral part of these statements.

                       Aero Services International, Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             For the years ended September 30,

(Dollar amounts in thousands)



                                                               1997      1996

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long term debt-affiliate       $  23      $654
     Proceeds from issuance of long term debt-banks              66         -
     Proceeds from issuance of notes payable-other              406         -
     Principal payments under capital lease                      (4)      (11)
     Principal payments of notes payable-affiliate             (248)        -
     Principal payments of notes payable-other                 (105)        -
     Principal payments of long term debt-affiliate             (36)       (6)
     Principal payments of long term debt-bank                   (4)       (4)
     Principal payments of long term debt-other                 (40)      (40)

Net cash provided by financing activities                        58       593

Net decrease in cash and cash equivalents                      (259)      (65)
Cash and cash equivalents at beginning of year                  390       455

Cash and cash equivalents at end of year                     $  131    $  390


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
     Interest                                                $1,053    $  590
     Income Taxes                                                -          -


Supplemental Schedule of Non-cash Investing and Financing Activities Dividends in arrears on the Company's preferred stock were accrued in the amount of $258 in both 1997 and 1996. Accretion on the Company's preferred stock was accrued in the amount of $39 in 1997 and $46 in 1996.





The accompanying notes are an integral part of these statements.

NOTE A - NATURE OF BUSINESS

Aero Services International, Inc. (the Company) operates Fixed Base Operations ("FBOs") which provide ground support services to corporate and other general aviation aircraft at two airports in the United States, as well as similar services to air carriers at one of its locations. Operations began at a third airport in November 1997. Revenue is derived from the sale of products, including fuel, oil, and aircraft replacement parts; from services such as aircraft maintenance, ground handling, and the pumping of fuel owned by others; and from the rental of hangar and office space. There was one customer who contributed more than 10% of sales during fiscal year 1997. That customer contributed 17.5% of total sales. The Company is sometimes referred to herein as "Aero."

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

     At September 30, 1997, the Company had a working capital deficiency of $14,338, stockholders' deficit of $28,901, and had incurred a net loss of $1,033 in 1997.

     At September 30, 1996, the Company had a working capital deficiency of $17,084, stockholders' deficit of $27,571, and had incurred a net loss of $1,309 in 1996.

     Management continues to review its options with respect to developing new business opportunities to maximize its return from existing businesses and is exploring several new business opportunities. In fiscal 1997, the Company engaged an investment banking firm to assist in developing options for the Company while preserving the Company's net operating loss forward, which is approximately $34,000. Management is considering several possible means of restructuring the Company's debt and has reviewed a number of opportunities to open or acquire FBOs and is also reviewing various options in related business enterprises. Subsequent to September 30, 1997, the Company has commenced FBO operations at Harrisburg International Airport, Middletown, Pennsylvania. (See
Note I - Certain FBO Matters.) However, there can be no assurance that the Company can be returned to profitability or maintained as a going concern.

2.     Use of Estimates

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3.     Impairment of Long-Lived Assets

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the year ended September 30, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. Based on the operating results of Mountain State Flight Services, Inc. for the years ended September 30, 1996 and 1997, the Company decided that the goodwill, relating to the acquisition of Mountain States, was impaired. At September 30, 1997, the remaining balance of the goodwill which amounted to $294 was charged to operations and is included in departmental costs.

4.     Recent Accounting Pronouncements

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion
15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. The Company will adopt the provisions for computing earnings per share set forth in SFAS 128 in December 1997 and believes that its adoption will not have a material effect on the calculation of earnings per share.

     Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of both statements is not expected to impact the Company's financial statements and related disclosures.

5.     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Beckett Aviation, Inc. and Mountain State Flight Services, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

6.     Inventories

     Aircraft parts and accessories, fuel, and supplies, are stated at the lower of cost or market, principally on a moving average unit cost basis. The cost of high value items is determined by specific identification. Provisions are made for obsolete and slow moving, excess quantity and damaged inventory.

7.     Property, Equipment, Depreciation and Amortization

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     The Company's fixed assets are pledged as collateral for the loan agreement with Transtech Holding Company. See Note D -
Financing Arrangements.

     Maintenance and repairs expense for 1997 and 1996 was $281 and $227, respectively.

8.     Revenue Recognition

     All revenue is recognized as services are provided.

9.     Departmental Costs

     Departmental costs are specific expenses such as salaries, employee benefits and supplies, as well as expenditures such as rent, real estate taxes, amortization, utilities and insurance costs.

10.     Loss Per Common Share

     Loss per share is based on the weighted average number of common and common equivalent shares outstanding during each year after giving appropriate effect, if dilutive, for the additional number of shares which would be issuable upon the exercise of stock warrants and options under the treasury stock method and after deducting from income preferred stock dividends and accretion. For 1997 and 1996 weighted average shares used in computing primary loss per share were 6,998,052. Diluted loss per share amounts are not presented because the amounts are antidilutive.

11.     Accrued Property, Payroll, and Other Taxes

     Included in this total at September 30, 1997 is $1,292 for property taxes, and $1,668 for a New York motor fuels tax assessment which is being appealed.

12.     Note Receivable

     At September 30, 1997 the note receivable for $500 resulted from the sale of the Company's facility in New Orleans in 1996 and is due and payable March 31, 1999.

13.     Concentration of Credit Risk and Par Value of Financial
Instruments

     Financial instruments that are potentially subject to credit risk consist principally of cash equivalents and trade receivables. Cash equivalents are placed with high credit quality financial institutions. At September 30, 1997, no customer receivable exceeded 5% of total assets. The Company generally requires no collateral from its customers.

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

NOTE C - INVENTORIES

Inventories at September 30, 1997 were comprised of:

Aircraft parts and accessories, oil and
  supplies less reserves for obsolete
  and slow-moving, excess quantity and
  damaged items of $54                                         $25

Fuel                                                            13


                                                               $38

NOTE D - FINANCING ARRANGEMENTS

Long-Term Debt Schedule at September 30, 1997

Affiliate - Unsecured demand notes bearing interest
     at prime +2% (10.5% at September 30, 1997).                    $ 8,452

Affiliate - Installment note bearing interest
     at prime (8.5% at September 30,
     1997).  Quarterly payments of $300 plus
     interest beginning October 1998, and
     is collateralized by a first priority
     interest, mortgage, assignment or lien on certain
     real property, leasehold interests, equipment,
     accounts receivable, and inventory.                              6,910

Industrial revenue bond bearing interest
     at a floating rate (3.66% at September 30,
     1997).  Interest is payable monthly and
     principal is due December 2014.                                  3,500

Installment note bearing interest at 9.70%,
     requiring monthly payments of $11 including
     interest, until August 1998, then $9
     until August 2007.                                                 696

Affiliate - Various unsecured term notes bearing
     interest at 10.00%.  Principal and interest
     due February 1998.                                                 115

Industrial development revenue note, with
     interest at 61% of prime (6.24% at
     September 30, 1997), as set by Nations
     Bank, payable in monthly installments of
     $3 excluding interest due January 1998.                             10

Other notes payable                                                     187
                                                                     19,870

Less: Current maturities of long term debt                            8,771

                                                                    $11,099

Maturities of Long-Term Debt

Annual maturities of long-term debt at September 30, 1997 are as follows:

      Year ending
     September 30,
         1998                                     8,771
         1999                                     1,259
         2000                                     1,266
         2001                                     1,273
         2002                                     6,027
      Thereafter                                  1,274
                                                $19,870

NOTE D - FINANCING ARRANGEMENTS - Continued

CHICAGO INDUSTRIAL REVENUE BOND

     The Company's subsidiary, Beckett Aviation, Inc. ("Beckett"), is obligated on outstanding industrial revenue bonds and notes in the amount of $3,510 at September 30, 1997, with current maturities of $10. On November 3, 1997, The First National Bank of Chicago and First Bank National Association replaced Barclays Bank International Limited as the issuer of an irrevocable letter of credit in the amount of $3,632 to expire on November 15, 2002. CSX Corporation, the original guarantor under the bonds and notes, continues to unconditionally guarantee the obligations.

ARAPAHOE COUNTY INDUSTRIAL REVENUE BOND

     The Company sold its Denver, CO facility in February 1994. The buyer, Denver JetCenter, Inc. (Denver Jet) contractually assumed all liability in connection with the payment of principal, interest, and related fees on the $3,500 industrial revenue bonds which mature in 2013 and were the source of the funds used to construct the facility. As a result of the sale, the assets of the Denver, CO facility and the industrial revenue bonds were removed from the Company's financial statements. The bond offering required a letter of credit amounting to $3,632, which was provided by Barclays Bank International Limited (Barclays). As required by Barclay's, the Company continued to be liable under the letter of credit.

     On October 15, 1997 Denver Jet redeemed the $3,500 bonds which were due in 2014, thereby relieving the Company of any further liability relating to those bonds.

NOTE E - INCOME TAXES

     The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FAS 109 requires the recognition of future tax benefits, such as net operating loss carry forwards (NOL's), to the extent that realization of such benefits are more likely than not. At September 30, 1997, the Company had NOL carryforwards for tax purposes expiring as follows:

         2002                                             $ 1,308
         2003                                                 680
         2004                                               5,468
         2005                                               5,641
         2006                                               6,050
         2007                                               4,424
         2008                                               3,056
         2009                                               2,955
         2010                                               2,768
         2011                                               1,193
         2012                                                 911
                                                          $34,454

     The full amount of the deferred tax asset (approximately $11,745 at September 30, 1997) which primarily related to the NOL's was offset by a valuation allowance due to uncertainties associated with generating earnings sufficient enough to realize these tax benefits. In addition, the impact of the change in ownership (See Note J) could limit the amount of the tax benefit from NOL's.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES
(See also NOTE D regarding the Arapahoe County Industrial Revenue
Bonds.)

1.  Lease Commitments

     Ground operations are conducted from leased premises which include buildings and hangar facilities. The lease arrangements expire on various dates through 2008, with certain options for renewal. The terms of the leases provide for monthly payments of a fixed amount with certain escalation clauses and in some locations additional variable amounts based on fuel flowage or other factors.

     Future minimum lease payments for all non-cancelable operating leases having a term in excess of one year at September 30, 1997 are as follows:

      Year ending
     September 30,
         1998                                          $    604
         1999                                               610
         2000                                               599
         2001                                               493
         2002                                               405
      Thereafter                                          1,279
                                                        $ 3,990

     Rental expense for all operating leases for each of the years ended September 30, 1997 and 1996 were $531 and $555, respectively.

     The Company subleases office space under short-term and long term agreements to various aviation tenants. Such sublease agreements generally provide for a minimum monthly rent and certain renewal options. Sublease rental income included in net sales was $101 and $99, for the years ended September 30, 1997 and 1996.

2.  Letters of Credit

     (See Note D - Financing Arrangements regarding letters of credit.)

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

     In an ongoing matter, the Company has filed a Petition for Review of an order and decision of the Illinois Human Rights Commission regarding a claim brought against the Company by a former employee for alleged wrongful termination of employment. The Commission then ordered the Company to pay damages in the amount of $38 for lost back pay, medical expenses, costs and attorney's fees. The Company has appealed this decision through its counsel in Illinois.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES - Continued

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

     The Company is presently responsible for ongoing remediation of underground contamination at two previously owned locations, Milwaukee, Wisconsin and Scottsdale, Arizona. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company was not billed for any remediation costs in 1997.

     At September 30, 1997 the Company has included in its financial statements an accrual for environmental remediation of $406. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. During 1997 the Company received two refunds for previous expenditures at the Wisconsin site totalling $320. These refunds were recorded as other income in the financial statements at September 30, 1997. The accrual of $406 has not been reduced by any expected future reimbursements from Wisconsin.

NOTE G - SAVINGS PLAN

     The Company has an "Employees Tax Sheltered Retirement Plan." Employees who have completed one year with a minimum of 1000 hours of service are eligible to participate. To participate the employee must make contributions to the plan through salary reduction pursuant to Section 401(K) of the Internal Revenue Code. The Company matches contributions in an amount equal to 25% of the first 2% contributed by the employee. Employees are immediately 100% vested in their contributions, but 100% vesting in the Company's contributions does not occur until after one year as a plan member. The Company's contributions to the plan for the years ended September 30, 1997 and 1996 were not significant.

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

     The Series A preferred stock is subject to mandatory redemption at the rate of 7-1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August 1, 2006. The mandatory redemption price is $13.50 per share plus accrued and unpaid dividends. The excess of the mandatory redemption price over the net proceeds received by the Company is accreted during the period in which the stock is outstanding. Periodic accretion based on the interest method is charged to additional paid-in capital. The first redemption was due on August 1, 1996, but no redemption was made. The Louisiana Business Corporation Law provides that a corporation may redeem shares of its capital stock subject to redemption out of surplus or stated capital so long as any such redemption would not reduce stated capital below the aggregate allocated value of issued shares remaining after the redemption and so long as sufficient net assets remain to satisfy amounts payable upon liquidation with respect to any remaining issued shares having a preferential right to participate in assets upon liquidation. Also, the terms of the issue state that the Company may not redeem any shares unless full accrued dividends have been paid on all outstanding shares, and also, if such redemption would reduce working capital below $9,000 or cash below $1,500. At September 30, 1997 the Company had accrued and unpaid dividends totalling $2,778, a working capital deficit of $14,338, and a cash balance of $131. The Company's obligation to redeem shall be cumulative.

     The Company has the option, subject to payment of full dividends, to redeem the Series A preferred stock in whole or in part at $13.50 per share for the year ended August 1, 1994 and thereafter.

     Triton Energy Corporation was the holder of 228,540 shares of outstanding Series A preferred stock at September 30, 1993, but sold 93,947 shares to Transtech Holding Company in May 1994.

     If the Company fails to (i) pay six quarterly dividends or (ii) make two scheduled mandatory redemptions, then the holders of the Series A preferred stock, voting as a class, are entitled to elect two additional members to the Board of Directors. As of September 30, 1990, the Company had failed to pay six quarterly dividends, and therefore the holders of the Series A preferred stock, voting as a class, were entitled to, and did elect two members to the Board of Directors. These directors resigned during 1993 and were replaced at the annual shareholders meeting held May 17, 1995. No dividends were paid in 1997 or 1996.

     There are also certain restrictions against the payment of dividends and certain other distributions on common stock and against the acquisition of common stock by the Company unless all accrued dividends have been paid and all required mandatory redemptions effected.

     At September 30, 1997, the Company has reserved 1,076,740 shares of common stock for the conversion of outstanding Series A preferred stock.


NOTE H - REDEEMABLE PREFERRED STOCK AND STOCK WARRANTS - Continued

     The following is a schedule of the changes in Redeemable
Preferred Stock for the years ended September 1997 and 1996.

                                            Series A
                                             Shares            Amount

Balance September 30, 1995                    269,185          $5,692

Accretion of Series A
  Preferred Stock                                  -               47

Dividends in Arrears                               -              258

Balance September 30, 1996                   269,185            5,997

Accretion of Series A
  Preferred Stock                                  -               39

Dividends in Arrears                               -              258

Balance September 30, 1997                   269,185           $6,294

Stock Options

     The Company maintains a Stock Option Plan (the "Plan"), which provides for the granting of stock options to officers and other key employees of the Company at the discrepancy of the Board of Directors. Stock appreciation rights in the same amounts have been granted to holders of stock options and can be exercised by surrendering related stock options. At September 30, 1997 the Company has 450,000 options and related stock appreciation rights outstanding and reserved for issuance under the Plan. There were no awards granted in 1997 or 1996. The options and related stock appreciation rights generally vest over three years and expire 10 years after granting. At September 30, 1997, fully vested options exercisable totalled 290,000 with an average exercise price of $0.55 per share.

     Prior to establishment of the Plan, the Company on December 10, 1987, granted non-qualified stock options to Robert L. Starer, then President and Chief Executive Officer, to acquire 1,000,000 shares of common stock at a price of $2.00 per share. As of September 30, 1997, the Company has reserved 1,000,000 shares in connection with Mr. Starer's options.

     During 1995, the FASB adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. The Company has decided to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," for its stock-based employee compensation arrangements. APB 25 uses what is referred to as an intrinsic value based method of accounting. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The Company will provide the disclosures when require.



NOTE I - CERTAIN FBO MATTERS

     During fiscal year 1996 the Company sold two of its remaining four FBO's as part of the plan developed by the Board of Directors during 1994. In July 1997, the Company signed a five year lease with the Commonwealth of Pennsylvania to start a FBO at Harrisburg
International Airport.

     Following is a discussion of each FBO effected by this plan during 1996 and 1997.

Harrisburg - The Company entered into a lease with the Commonwealth of Pennsylvania for a five year period beginning July 1, 1997 to operate an FBO at the Harrisburg International Airport. Because this is a start-up operation there was a delay between the execution of the lease and the beginning of actual operation of the facility. The first business was conducted in November 1997. There is one other FBO operating at the airport. The Company has leased a modular building to serve as a General Aviation Terminal, and has also leased the required fuel trucks and an above ground fuel farm. This situation has allowed the Company to begin operations with a minimum of cash invested.

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

New Orleans - On May 10, 1996 the Company sold, to Jason IV, owner of a competitor FBO on the airport, its leasehold interest at New Orleans' Lakefront Airport, together with all of the assets located there for $900, plus the invoice cost of the fuel and oil inventory on hand at February 1, 1996, the effective date of the sale, plus 35% of the cash flow (as defined in the agreement) from the combined operations for the months of February and March 1996. Payment of $300 plus the cost of the fuel and oil inventory and 35% of February's cash flow was received at settlement. $100 was paid in the form of a promissory note bearing interest at the rate of 8% per annum from April 1, 1996 until paid, and due and payable on April 30, 1997. This note was paid in February 1997. $500 was paid in the form of a promissory note bearing interest at the rate of 9% per annum from April 1, 1996 until paid and due and payable on March 31, 1999. The note of $500 was offset by a collectibility reserve of $492 at September 30, 1997.

NOTE J - RELATED PARTIES

     In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech. (See Note D, Long Term Debt-Affiliate.) At September 30, 1997, Transtech owned 42.2% of the Company's common stock and 34.9% of the Company's preferred. The Company is also indebted to Transtech in the amount of $15,610, in the form of notes that were purchased from Triton. During fiscal year 1996, $1,488 of interest expense was recorded against the $15,610 loans due to Transtech, of which $375 was paid and $962 was forgiven and reclassified as Additional Paid-in Capital. During fiscal year 1997, the Company paid $248 of the demand loans, and $1,470 of interest expense was recorded against these loans of which $806 was paid. At September 30, 1997 the Company has $1,347 of accrued interest due to Transtech recorded on the balance sheet.

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

     On May 31, 1994 the Board of Directors appointed Christopher M. Cicconi, Esquire as the Company's Corporate Secretary. They also selected the law firm of Eckert Seamans Cherin & Mellott, of which Mr. Cicconi is a partner, as the Company's chief legal counsel. During fiscal 1996, the Company was billed $145 for legal services. In March 1997, Mr. Cicconi resigned as the Company's Corporate Secretary, but his law firm remains as the Company's chief legal counsel.

     In July 1996 the Company purchased a 1975 Cessna Citation 500 aircraft owned by R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company for $708. As part of the purchase agreement the Company will make monthly payments directly to Cessna Corporation on the existing loan, the balance being $533 at September 30, 1996. From June 1995 to March of 1996 the Company attempted to develop a charter department using the Cessna belonging to Mr. Brant. The Company was to pay all related operating expenses and to receive a commission on all charters. Charters were made through Piedmont Aviation Services, Inc., Winston Salem, NC. All expenses and income, less the Company's commission, were charged to a balance sheet account. In March 1996, the Company was owed $36. At that time total management of the aircraft reverted to Piedmont with the expenses and charter income continuing to be processed by the Company. At the time of the purchase, the Company was due $128. The difference between the purchase price and the note balance assumed was charged to the owners account. The aircraft continues to be managed by Piedmont who is the exclusive agent for scheduling the aircraft usage. Piedmont operates as an air taxi operator and leases aircraft in connection with its business, and will lease the Company's aircraft when possible. The Company receives 75% of the net billings. Piedmont provides the flight crew and the Company is responsible for fuel and maintenance. Mr. Brant is also a director and Vice-Chairman of Piedmont. In August 1997 one of the airplane's engines required an overhaul which cost $240. Mr. Brant increased the note with Cessna by $200 and personally paid the additional $40, with the $240 being charged to a fixed asset account. At September 30, 1997 the Company owed Mr. Brant $76.

NOTE J - RELATED PARTIES - Continued

     The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During 1997 the Company was billed $93 for use of the aircraft.

     In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150. (See Note B-11, Other Assets.) $115 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20; Maurice Lawruk, Company Director, $40; James Affleck, Company Assistant Treasurer, $34; R. Ted Brant, Company Director and CEO, $15; Bobby Adkins, Company Director, $4; and Alice Buford, a shareholder of Transtech, $2. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997, at which time the company exercised its option to extend the payment date for one additional year. All interest due through the renewal date was paid.

NOTE K - SUBSEQUENT EVENTS

     On October 15, 1997 Denver Jet redeemed the $3,500 bonds that were due in 2014, thereby relieving the Company of any further liability relating to those bonds. (See Note D - Financing
Arrangements.)

     In November 1997 the Company began operations at Harrisburg
International Airport under a five year lease which began in July
1997.  (See Note I - Certain FBO Matters.)

     On November 3, 1997 The First National Bank of Chicago and First Bank National Association replaced Barclays Bank International
Limited as the issuer of an irrevocable letter of credit in the amount of $3,632 to expire November 15, 2002. (See Note D -
Financing Arrangements.)


INDEX OF EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

                                                       Seq. Page No.


(3.1)          Amended and Restated Articles of Incorporation (1)     *
(3.2)          By-laws (1)                                            *
(3.3)          First Amendment to the Amended and Restated            *
          Articles of Incorporation. (2)

(3.4)          Second Amendment to the Amended and Restated           *
          Articles of Incorporation. (9)

(3.5)          Third Amendment to the Amended and Restated            *
          Articles of Incorporation. (5)

(3.6)          Fourth Amendment to the Amended and Restated           *
          Articles of Incorporation. (9)

(4.1)          Preferred Stock Purchase Agreement dated               *
          August 27, 1989, between Registrant and
          Signal Hill. (5)

(4.2)          Warrant Agreement dated August 31, 1987, between       *
          Registrant and Signal Hill. (5)

(4.3)          Shareholders Agreement by, among and between           *
          Triton Energy Corporation, Pacific Basis Company,
          Dibo Attar, Signal Hill, N. V., Robert L. Starer and the Company dated December 27,1988. (21)

(4.4)          Stand-Still Agreement by and among Triton              *
          Energy Corporation, Trenk Development Corporation, Dibo
          Attar, Robert L. Starer and the Company dated
          December 16, 1988. (10)

(4.5)          Mutual Release and Settlement Agreement between        *
          Triton Energy Corporation, Pacific Basin, G. Thomas
          Graves, Dibo Attar, Robert L. Starer, William R.
          Dimeling, John E. Ardell, III, James N.C. Moffat, III dated December 9, 1988. (10)


(10.1)    Hangar, Hangar Site and Commercial Aviation Sales and       *
          Support Services Agreement at Chicago Midway Airport between the City of Chicago and CSX Beckett Aviation,
          Inc., dated February 15, 1984. (3)

(10.2)    Sublease by and between the Company and Beckett              *
          for the Chicago FBO location.  (4)

(10.3)    Sublease by and between the Company and Beckett              *
          for the Chicago FBO location.  (4)

(10.4)    Loan Agreement between the Company and Whitney               *
          National Bank, dated September 14, 1986. (6)

(10.5)    Security Agreement between the Company and                   *
          Whitney National Bank, dated September 18,
          1986.  (6)


(10.6)    Asset Purchase Agreement between the Company,                *
          National Weather Corporation, and Universal
          Weather and Aviation, Inc. dated July 15,
          1986.  (6)

(10.7)    Agency Operating Agreement between the Company              *
          and The Airmen, Inc., dated April 9, 1986
          (Downtown Airport, Kansas City, MO).  (6)

(10.8)    First Amendment to Agency Operating Agreement               *
          between the Airmen, Inc., and the Company,
          dated July 8,1986.  (6)

(10.9)    Option Agreement between Arthur D. Stevens and              *
          the Company, dated April 9, 1986.  (6)

(10.10)   Asset Purchase Agreement between KFO Associates             *
          and the Company dated September 22, 1987.  (11)

(10.11)   Lease between Robert L. Starer and Merle A.                 *
          Starer and the Company dated May 1, 1988.  (11)

(10.12)   Asset Purchase Agreement between PHH Aviation               *
          Services, Inc., and the Company dated June 1,
          1988.  (8)

(10.13)   Beckett Stock Agreement between PHH Group, Inc.             *
          and the Company dated June 1, 1988.  (8)

(10.14)   Pledge and Security Agreement between PHH Group             *
          Inc., and the Company dated June 1, 1988.  (8)

(10.15)   Agreement for the Purchase and Sale of Assets               *
          between Van Dusen Airport Services Company,
          Limited Partnership and the Company dated
          April 18, 1988.  (8)

(10.16)   Agency Operating Agreement between Van Dusen Airport        *
          Services Company, Limited Partnership and the Company
          dated April 18, 1988.  (8)

(10.17)   Escrow Agreement between Van Dusen Airport Services         *
          Company, Limited Partnership and the Company dated
          April 22, 1988.  (8)

(10.18)   Asset Purchase and Sale Agreement between Page Avjet        *
          Corporation and the Company dated April 22, 1987. (7)

(10.19)   Termination Agreement between Airmen, Inc. and the          *
          Company dated July 10, 1989.  (12)

(10.20)   Agreement of Employment between Larry A. Ulrich and         *
          the Company dated August 10, 1989.  (12)

(10.21)   Lease between Robert L. Starer and Merle A. Starer          *
          and the Company dated November 1, 1989.  (12)

(10.22)   Promissory Note from Robert L. Starer to the Company        *
          and dated January 4, 1989.  (12)

(10.23)   Promissory Note from Larry A. Ulrich to the Company         *
          dated October 26,1989.  (12)

(10.24)   Amended and Restated Loan Agreement between the             *
          Company and Whitney National Bank of New Orleans dated
          December 19, 1989.  (12)

(10.25)   Fee Agreement between the Company and Triton Energy         *
          Corporation dated December 19, 1989. (12)

(10.26)   Replacement Letter of Credit in favor of Sovran Bank        *
          N.A., as trustee and for the account of Beckett
          Aviation, Inc. dated May 31, 1990. (13)

(10.27)   Letter Agreement between Denver Jetcenter, Inc. and         *
          the Company, dated May 6, 1990. (13)

(10.28)   Letter Agreement between Owners Jet of Texas, Inc.          *
          and the Company dated June 6, 1990. (13)

(10.29)   Settlement Agreement and General Release between            *
          Mach I Aviation, Ltd., and the Company, dated
          June 29, 1990. (13)

(10.30)   Agreement for the Purchase and Sale of Assets between       *
          Pan Am Management System, Inc. and the Company dated July 12, 1990. (13)

(10.31)   Letter Agreement between Angel Air, Inc. and the            *
          Company, dated August 10, 1990.  (13)

(10.32)   Assignment of Lease to Springfield Air Center by            *
          the Company, dated November 30, 1990.  (13)

(10.33)   Employment Agreement between John Pugh and the              *
          Company, dated November 21, 1990.  (13)

(10.34)   Schedule of Borrowings from Triton Energy                   *
          Corporation evidenced by a Series of
          Promissory Notes.  (13)

(10.35)   Replacement Letter of Credit in favor of Sovran             *
          Bank N.A., as trustee and for the account of
          Beckett Aviation, Inc., dated September 15, 1991.  (14)

(10.36)   Agreement for the Purchase and Sale of Assets               *
          between Beaufort Aviation, Inc. and the Company, dated March 18, 1991. (14)

(10.37)   Agreement for the Purchase and Sale of Interest in          *
          Joint Venture between Aviation Providers
          International, inc. and the Company, dated March 8,
          1991.  (14)

(10.38)   Agreement for the Purchase and Sale of Assets               *
          between Flightcraft, Inc. and the Company, dated
          May 17, 1991.  (14)

(10.39)   Lease Agreement between Triton Fuel Group, Inc. and         *
          the Company dated February 8, 1991.  (14)

(10.40)   Settlement Agreement and General Release between            *
          Grant Thornton and the Company, dated September 13,
          1991.  (14)

(10.41)   Amendment to Employment Agreement between Larry A.          *
          Ulrich and the Company, dated January 14, 1992.  (15)

(10.42)   Schedule of Borrowings from Triton Energy Corporation       *
          evidenced by a Series of Promissory Notes.  (15)

(10.43)   Agreement for the Purchase and Sale of Westchester          *
          dated September 15, 1993.  (20)

(10.44)   Agreement for the Purchase and Sale of Raleigh-Durham       *
          dated July 31, 1993.  (20)

(10.45)   Agreement for the Purchase and Sale of Morristown           *
          dated September 15, 1993.  (20)

(10.46)   Agreement for the Purchase and Sale of Cleveland            *
          dated August 20, 1993.  (20)

(10.47)   Schedule of Borrowings from Triton Energy Corporation       *
          evidenced by a Series of Promissory Notes.  (20)

(10.48)   Amendment to Employment Agreement between Larry A.          *
          Ulrich and the Company, dated April 8, 1993.  (20)

(10.49)   Agreement for the Purchase and Sale of Denver dated         *
          May 5, 1993.  (21)

(10.50)   Agreement for the Purchase and Sale of Raleigh-Durham       *
          Avionics Division dated November 12, 1993.  (21)

(10.51)   Consulting Agreement between Larry A. Ulrich and            *
          Aero Services International, Inc. dated April 1, 1994.  (21)

(10.52)   Revolving Credit Loan Agreement between Aero Services       *
          International, Inc. and Transtech Holding Co., Inc.
          dated May 13, 1994.  (21)

(10.53)   Revolving Promissory Note in the amount of $300,000.00      *
          to Aero Services International, Inc. from Transtech
          Holding Co., Inc. dated May 13, 1994.  (21)

(10.54)   Agreement for the Purchase and Sale of Scottsdale dated     *
          July 19, 1994.  (21)

(10.55)   Schedule of Borrowings from Avfuel Corporation              *
          evidenced by Promissory Notes dated
          September 15, 1994.  (21)

(10.56)   Agreement for the Purchase and Sale of Richmond             *
          dated September 27, 1994.  (21)

(10.57)   Settlement Agreement between Aero Services International,   *
          Inc., Transtech Holding Company, Inc., Avfuel Corporation
          and Exxon Company, U.S.A. dated September 1994.  (21)

(10.58)   Aviation Dealer Products Sales Agreement between Exxon      *
          Company, U.S.A. and Aero Services - Houston dated
          September 12, 1994.  (21)

(10.59)   Aviation Dealer Products Sales Agreement between Exxon      *
          Company, U.S.A. and Aero Services - Chicago dated
          May 20, 1994.  (21)

(10.60)   Aviation Dealer Products Sales Agreement between Exxon      *
          Company, U.S.A. and Aero Services - Youngstown dated
          May 20, 1994.  (21)

(10.61)   Agreement for the Purchase and Sale of Tri-City dated       *
          September 15, 1994.  (22)

(10.62)   Revolving Promissory Note between Mountain State Flight     *
          Services and Aero Services International, Inc. dated
          December 23, 1994.  (22)

(10.63)   Asset purchase agreement between Aero Services              *
          International, Inc. (Seller) and Winner Aviation Corporation (Purchaser) dated February 7, 1995. (23)

(10.64)   Stock Purchase Agreement between Aero Services              *
          International, Inc. and Mountain State Flight Services,
          Ltd. dated March 31, 1995. (23)

(10.65)   Transfer Agreement between Aero Services International,     *
          Inc. and TigerAir, Inc. dated November 8, 1995.

(10.66)   Non-Recourse Assignment and Assumption Agreement            *
          between Aero Services International, Inc. and TigerAir,
          Inc. dated November 8, 1995.

(10.67)   Promissory Note from TigerAir, Inc. to the Company dated    *
          November 8, 1995.

(10.68)   Line of Credit Note from TigerAir, Inc. to the Company      *
          dated November 8, 1995.

(10.69) Security Agreement between Aero Services International, Inc.* and TigerAir, Inc. dated November 8, 1995.

(10.70)   Operating Agreement of Peakwood, L.L.C. between Aero        *
          Services International, Inc. and Peakwood Capital
          Corporation dated January 11, 1996.

(10.71)   Asset Purchase Agreement between Aero Services              *
          International, Inc. and Jason IV Aviation, Inc. dated May
          10, 1996.

(10.72)   Promissory Note from Jason IV Aviation, Inc. to the         *
          Company dated April 1, 1996.

(10.73) Promissory Note from Jason IV Aviation, Inc. to the Company * dated April 1, 1996.

(10.74)   Security Agreement between Aero Services International,     *
          Inc. and Jason IV Aviation, Inc. dated May 10, 1996.

(10.75)   Guaranty and Suretyship Agreement between Orlando E.        *
          Panfile and Aero Services International, Inc. dated May
          10, 1996.

(10.76)   Pledge Agreement between Orlando E. Panfile and Aero        *
          Services International Inc. dated May 10, 1996.

(10.77)   Bill of Sale, Assignment and Assumption Agreement           *
          between Aero Services International, Inc. and Jason IV
          Aviation, Inc. dated May 7, 1996.

(10.78)   Lease Agreement between the City of Morgantown and          *
          Mountain State Flight Services dated September 1, 1996.

(28.1)    Triton Energy Corporation's Form 10-K for Year Ended        *
          May 31, 1991; Form 10-Q for the Quarter Ended August
          31, 1991; and Prospectus for Common Offering, dated
          October 9, 1991.  (14)

(28.2)    Triton Energy Corporation's Form 10-K for Year Ended        *
          May 31, 1992; Form 10-Q for Quarter Ended August 31,
          1992.  (15)

(28.2)    Triton Energy Corporation's Form 10-Q for Quarter Ended     *
          November 30, 1991.  (16)

(28.3)    Triton Energy Corporation's Form 10-Q for Quarter Ended     *
          February 29, 1992.  (17)

(28.4)    NOT USED                                                    *

(28.5)    Triton Energy Corporation's Form 10-Q for Quarter Ended     *
          November 30, 1992.  (18)

(28.6)    Triton Energy Corporation's Form 10-Q for Quarter Ended     *
          February 28, 1993.  (19)

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

 2. Incorporated herein by reference from the Company's Registration Statement No. 33-7152 on Form S-2 filed August 22, 1986.

 3. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 27, 1985, File No. 0-10094.

 4. Incorporated by reference from the Company's Current Report on Form 8-K dated February 14,1986, File No. 0-10094.

 5. Incorporated by reference from the Company's Current Report on Form 8-K dated September 18, 1987, File No. 0-10094-0.

 6. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 23,1986, File No. 0-10094-0.

 7. Incorporated by reference from the Company's Current Report Form 8-K dated May 27,1987, File No. 0-10094-0.

 8. Incorporated by reference from the Company's Current Report Form 8-K dated June 3, 1988, File No. 0-10094-0.

 9. Incorporated by reference from the Company's Current Report on Form 8-K dated July 21, 1988, File No. 0-10094-0.

10. Incorporated by reference from the Company's Current Report on Form 8-K dated December 27,1988, File No. 0-10094-0.

11. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 29, 1988, File No. 0-10094-0.

12. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 29, 1989, File No. 1-10190.

13. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 29, 1990, File No. 1-10190.

14. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 18, 1991, File No. 1-10190.

15. Incorporated by reference from the Company's Annual Report on Form 10-K dated January 11, 1993, File No. 1-10190.

16. Incorporated by reference from the Company's Current Report on Form 10-Q dated February 5, 1992, File No. 1-10190.

17. Incorporated by reference from the Company's Current Report on Form 10-Q dated May 14, 1992, File No. 1-10190.

18. Incorporated by reference from the Company's Current Report on Form 10-Q dated February 5, 1993, File No. 1-10190.

19. Incorporated by reference from the Company's Current Report on Form 10-Q dated May 13, 1993, File No. 1-10190.

20. Incorporated by reference from the Company's Annual Report on Form 10-K dated January 12, 1994, File No. 1-10190.

21. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 28, 1994, File No. 1-10190.

22. Incorporated by reference from the Company's Current Report on Form 10-Q dated February 3, 1995, File No. 1-10190.

23. Incorporated by reference from the Company's Annual Report on Form 10-KSB dated February 29, 1996, File No. 1-10190.