Form 10QSB
period 1997-12-31
AERO SERVICES INTERNATIONAL INC
filed 1998-05-19
CIK 350200

U. S. Securities and Exchange Commission
     Washington, D.C. 20549

     Form 10-QSB

(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 1998: Common stock (without par value) 6,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No  x





     AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES

                             INDEX






PART I -  Financial Information                              Page Number


Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
December 31, 1997 (unaudited)                                        2

Consolidated Statement of Earnings
three months ended December 31, 1997
and 1996 (unaudited)                                                 3

Condensed Consolidated Statement of Cash Flows
three months ended December 31, 1997 and 1996
(unaudited)                                                          4

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                          5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation              8


PART II - Other Information

Item 1.  Legal Proceedings                                          10

Item 6.  Exhibits and Reports on Form 8-K                           11

          AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEET
     DECEMBER 31, 1997

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
     Cash                                                          $   54
     Customers receivables, less allowance for
          doubtful accounts of $24                                    381
     Inventories                                                       63
     Prepaid expenses and other current assets                        360

TOTAL CURRENT ASSETS                                                  858

PROPERTY AND EQUIPMENT, NET                                         2,815

OTHER ASSETS                                                          271

TOTAL ASSETS                                                      $ 3,944


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
     Notes payable                                                $   425
     Current maturities of long term debt-affiliate                 8,333
     Current maturities of long term debt-other                         9
     Accounts payable-trade                                         1,024
     Accrued expenses
          Property, payroll, and other taxes                        3,208
          Other                                                       607
          Affiliate                                                 1,810
TOTAL CURRENT LIABILITIES                                          15,416

LONG-TERM DEBT, less current maturities
     Affiliate                                                      7,398
     Other                                                          3,688
TOTAL LONG-TERM DEBT                                               11,086

OTHER LONG TERM LIABILITIES                                           232

REDEEMABLE PREFERRED STOCK                                          6,367

STOCKHOLDERS' DEFICIT
     Common stock                                                   8,702
     Additional paid-in capital                                     3,365
     Accumulated deficit                                          (40,987)
                                                                  (28,920)

          Less:  Common stock in treasury                             237

TOTAL STOCKHOLDERS' DEFICIT                                       (29,157)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                         $ 3,944









See Notes to Condensed Consolidated Financial Statements.

     AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
     CONSOLIDATED
     STATEMENT OF EARNINGS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                  THREE MONTHS ENDED
                                                      DECEMBER 31,
                                                  1997             1996


NET SALES                                        $2,575           $2,069

COST AND EXPENSE

Cost of sales                                    $1,119           $1,043
Departmental costs                                  963              722
Administrative costs                                267              230
Interest expense - other                             57               64
Interest expense - affiliate                        373              371

                                                 $ (204)          $ (361)

Other income, net                                    21               50


NET LOSS                                         $ (183)          $ (311)

Preferred dividends                                 (65)             (65)

Accretion of preferred stock                         (8)             (10)

Net loss applicable to common shareholders       $ (256)          $ (386)


Net loss per share - basic                       $(0.04)          $(0.06)

































See Notes to Condensed Consolidated Financial Statements.

     AERO SERVICES INTERNATIONAL, INC.
     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                 THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                     1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (Loss)                                     $(183)             $(311)

     Adjustments to reconcile net income to
          net cash provided by operating activities:
     Depreciation and amortization                     91                 84
     Provision for losses on accounts receivable        2                  2
     Gain on sale of fixed assets                       -                (22)
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable       (64)                83
     Decrease in inventory                            (25)                 1
     Increase in other current assets                (122)               (53)
     Increase in other assets                         (29)                (2)
     Decrease in accounts payable                      (1)              (227)
     Increase in property,
          payroll, and other taxes                    164                 45
     Decrease in other current liabilities           (187)              (157)
     Increase in other liabilities-affiliate          379                212

     Total adjustments                                208                (34)

     Net cash (used in) provided
            by operating activities                    25               (345)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment              (85)               (29)

     Net cash used in investing activities            (85)               (29)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds form issuance of notes payable-affiliate  70                   -
   Proceeds from issuance of notes payable            75                 222
   Principal payments of notes payable-affiliate    (151)                 (9)
   Principal payments of long-term debt              (11)                (10)

   Net cash provided by (used in)
   financing activities                              (17)                203


     Net decrease in cash & cash equivalents         (77)               (171)
     Cash and cash equivalents at beginning of year  131                 390

     Cash and cash equivalents at end of first fiscal
          quarter                                  $  54               $ 219
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the quarter for:
          Interest                               $   175               $ 247
          Income taxes                                 -                   -










See Notes to Condensed Consolidated Financial Statements.

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1997, consolidat-ed statement of earnings for the three month periods ended December 31, 1997 and 1996, and the condensed consolidated statement of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 annual report on Form 10-KSB. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2:  CASH AND SHORT-TERM SECURITIES

The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3:  INVENTORIES

Inventories are classified as follows:
                                                             DECEMBER 31
                                                                 1997


Aircraft parts and accessories, oil and
     supplies less provisions for obsolete
     and slow-moving, and excess quantity
     of $54                                                        $31
Fuel                                                                32

                                                                   $63


NOTE 4:  OTHER CURRENT ASSETS

Included in the total of $360 is $180 of prepaid expenses such as rent and insurance. Also included is an escrow deposit of $109, the remainder of $150 required by the City of Scottsdale, Arizona to insure completion of the EPA cleanup that was ongoing at the time the Company sold the facility in September 1994.

NOTE 5:  OTHER ASSETS

Included in the total of $271 is $161 in a sinking fund established by the Company for the payment of the industrial revenue bond that matures in December 2014.

NOTE 6:  ACCRUED PROPERTY, PAYROLL, AND OTHER TAXES

Included in the balance of $3,208 is an accrual of $1,668 for a New York motor fuels tax assessment which is being appealed, and $1,341 for property taxes.

NOTE 7:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $8,204 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes, classified as current maturities of long term debt, provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing a prime interest rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Also, this category includes $548, the balance due on the purchase of an airplane in July 1996 from R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company. The note is due Cessna Corporation but remains in the name of Mr. Brant. The Company makes payments directly to Cessna.

Long Term Debt-Other
Included in this category is $3,500 due on an industrial revenue bond that matures in 2014.

NOTE 8:  RELATED PARTIES TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 42.2% of common stock and 34.9% of preferred) in the amount of $14,975. Relative to this debt, the Company had accrued interest of $1,603 at December 31. During the three months ended December 31, 1997 the Company paid $114 of interest and $139 of principal to Transtech.

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

The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During the three months ended December 31, 1997 the Company was billed $41 for use of the aircraft.

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

At December 31, 1997 the Company had accrued $402 for expenses related to environmental protection, assessment and remediation matters at certain locations based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.

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

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                                               Three Months Ended
                                                   December 31,
                                                 1997      1996

Net Sales                                       100.0%     100.0%
Cost of Sales                                    43.4       50.4
Departmental costs                               37.4       34.9
Administrative costs                             10.4       11.1
Interest expense (Net)                           16.7       21.0
Other income                                      0.8        2.4
Net loss                                         (7.1)     (15.0)

Sales for the three month period ended December 31, 1997 increased $506 (24%) same period in 1996. Fuel sales increased $241 (18%) and sales of services to commercial airlines increased $207 (120%). The Company began operations at Harrisburg International Airport in November 1997 but sales at that location were only $54 through December because sales and service to general aviation did not begin until January 1998. The majority of sales were services to commercial airlines.

Cost of sales in the current year has been reduced by 7% of sales to 43.4% as compared to 50.4%. About one-half of this reduction can be attributed to the increase in sales of services to commercial airlines which have very little related cost of sales. The expenses incurred are labor and equipment charges, which are classified as departmental costs.

Departmental costs increased $241 over the preceding year but only increased 34.9% to 37.4% as a percentage of sales. $150 of the increase was payroll and related expenses, and $44 was an increase in equipment rental, both increases resulting from the increased sales.

Administrative costs increased $37 (16%) but decreased as a percentage of sales from 11.1% to 10.4%. $22 of the increase was the result of travel expenses.

     PART I - FINANCIAL INFORMATION
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

Working capital deficiency at December 31, 1997 increased by $220 to ($14,558) from September 30, 1997. Current assets increased $132 due to an increase in prepaid expenses of $122. Current liabilities increased $352 as a result of a $379 increase in accrued interest due to affiliate.

Operations during the three months ended December 31, 1997 provided $25 of cash. Additional cash of $145 was provided from the issuance of notes payable. $85 was used to purchase fixed assets and $162 was used to reduce the principal amount of notes payable.

Management continues to review its options with respect to developing new business opportunities and to maximize its return from existing businesses. Management is exploring several new business opportunities, such as the new facility which opened at Harrisburg International Airport in November 1997. Management is considering several possible means of restructuring the Company's debt and has reviewed opportunities to open or acquire additional FBO's and is also reviewing various options in related business enterprises. However, there can be no assurance that the Company can be returned to profitability or maintained as a going concern.

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

               27.0     Financial Data Schedule

          (b)     Reports on Form 8-K:  None.

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



Date:  May 18, 1998