Form 10QSB
period 1998-03-31
AERO SERVICES INTERNATIONAL INC
filed 1998-06-10
CIK 350200

U. S. Securities and Exchange Commission
                         Washington, D.C. 20549

                              Form 10-QSB

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1998: Common stock (without par value) 6,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes         No  x





            AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES

                                 INDEX






 PART I -  Financial Information                            Page Number


Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
March 31, 1997 (unaudited)                                         2

Consolidated Statement of Earnings
three months and six months ended March 31, 1998
and 1997 (unaudited)                                               3

Condensed Consolidated Statement of Cash Flows
six months ended December 31, 1998 and 1997
(unaudited)                                                        4

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                        5

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operation               8


 PART II - Other Information

Item 1.  Legal Proceedings                                        10

Item 6.  Exhibits and Reports on Form 8-K                         11

           AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1998

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
 Cash                                                $    93
 Customers receivables, less allowance for
  doubtful accounts of $26                               542
 Inventories                                              94
 Prepaid expenses and other current assets               415

TOTAL CURRENT ASSETS                                   1,144

PROPERTY AND EQUIPMENT, NET                            2,751

OTHER ASSETS                                             331

TOTAL ASSETS                                         $ 4,226


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
 Notes payable                                       $   115
 Current maturities of long term debt-affiliate        8,592
 Current maturities of long term debt-other               10
 Accounts payable-trade                                1,216
 Accrued expenses
  Property, payroll, and other taxes                   3,158
  Other                                                  707
  Affiliate                                            1,923
TOTAL CURRENT LIABILITIES                             15,721

LONG-TERM DEBT, less current maturities
 Affiliate                                             7,522
 Other                                                 3,606
TOTAL LONG-TERM DEBT                                  11,128

OTHER LONG TERM LIABILITIES                              232

REDEEMABLE PREFERRED STOCK                             6,440

STOCKHOLDERS' DEFICIT
 Common stock                                          8,702
 Additional paid-in capital                            3,292
 Accumulated deficit                                 (41,052)
                                                     (29,058)

  Less:  Common stock in treasury                        237

TOTAL STOCKHOLDERS' DEFICIT                          (29,295)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT            $ 4,226









See Notes to Condensed Consolidated Financial Statements.

           AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED
                         STATEMENT OF EARNINGS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)



                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                     March 31,                    March 31,
                                 1998         1997          1998         1997

 NET SALES                      $2,728     $1,786         $5,303       $3,855

 COST AND EXPENSE

Cost of sales                    1,089        790          2,208        1,833
Departmental costs               1,072        768          2,035        1,490
Administrative costs               238        193            505          423
Interest expense - other            37         46             94          110
Interest expense - affiliate       377        364            750          735

                                   (85)      (375)          (289)        (736)
Gain on sale of certain FBO
 operations                          -         98              -           98
Other income, net                   20         11             41           61


 NET LOSS                          (65)      (266)          (248)        (577)

Preferred dividends                (64)       (65)          (129)        (129)
Accretion of preferred stock        (8)       (10)           (16)      $  (20)
Net loss applicable to
 common shareholders            $ (137)    $ (341)        $ (393)      $ (726)

Net loss per share - basic      $(0.02)    $(0.05)        $(0.06)      $(0.10)




















See Notes to Condensed Consolidated Financial Statements.

                    AERO SERVICES INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                       SIX MONTHS ENDED
                                                         MARCH 31,
                                                      1998            1997
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net (Loss)                                        $ (248)          $ (577)

 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                        186              168
 Provision for losses on accounts receivable            5                4
 Gain on sale of certain FBO operations                 -              (98)
 Gain on sale of fixed assets                           -              (41)
 Other                                                 (2)              12
 Change in assets and liabilities:
 (Increase) decrease in accounts receivable          (228)              96
 Decrease in inventory                                (56)              (6)
 (Increase) decrease in other current assets         (177)              83
 Increase in other assets                             (89)             (17)
 Increase (decrease) in accounts payable              191              (38)
 Increase in property, payroll, and other taxes       114               18
 Decrease in other current liabilities                (86)            (199)
 Increase in other liabilities - affiliate            492              254
 Decrease in other long term liabilities               (1)               -

 Total adjustments                                    349              236

 Net cash (used in) provided by operating activities  101             (341)

 CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                 (114)             (40)

  Net cash used in investing activities              (114)             (40)

 CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of notes payable - affiliate  100                -
 Proceeds from issuance of notes payable               75              225
 Principal payments of notes payable - affiliate     (185)             (18)
 Principal payment of notes payable - other             -              (10)
 Principal payments of long-term debt                 (15)             (23)

  Net cash provided by (used in) financing activities (25)             174

 Net decrease in cash & cash equivalents              (38)            (207)
 Cash and cash equivalents at beginning of year       131              390

 Cash and cash equivalents at end of second fiscal
  quarter                                          $   93           $  183

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                         $  285           $  525
  Income taxes                                          -                -








See Notes to Condensed Consolidated Financial Statements.

 NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1998, consolidated statement of earnings for the six month and three month periods ended March 31, 1998 and 1997, and the condensed consolidated statement of cash flows for the six month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 annual report on Form 10-KSB. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

 NOTE 2:  CASH AND SHORT-TERM SECURITIES

The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

 NOTE 3:  INVENTORIES

Inventories are classified as follows:
                                                                 MARCH 31
                                                                 1998


Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $12                                                          $27
Fuel                                                              67

                                                                 $94


 NOTE 4:  OTHER CURRENT ASSETS

Included in the total of $415 is $231 of prepaid expenses such as rent and insurance. Also included is an escrow deposit of $111, the remainder of $150 required by the City of Scottsdale, Arizona to insure completion of the EPA cleanup that was ongoing at the time the Company sold the facility in September 1994. However, in March closure of the remediation project was received by the Arizona Department of Environmental Quality and the escrow was returned to the Company in April.

 NOTE 5:  OTHER ASSETS

Included in the total of $331 is $222 in a sinking fund established by the Company for the payment of the industrial revenue bond that matures in December 2014.

 NOTE 6:  ACCRUED PROPERTY, PAYROLL, AND OTHER TAXES

Included in the balance of $3,158 is an accrual of $1,668 for a New York motor fuels tax assessment which is being appealed, and $1,308 for property taxes.

 NOTE 7:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $8,311 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes, classified as current maturities of long term debt, provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing a prime interest rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Also, this category includes $612, the balance due on the purchase of an airplane in July 1996 from R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company. The note is due Cessna Corporation but remains in the name of Mr. Brant. The Company makes payments directly to Cessna.

Long Term Debt-Other
Included in this category is $3,500 due on an industrial revenue bond that matures in 2014.

 NOTE 8:  RELATED PARTIES TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 42.2% of common stock and 34.9% of preferred) in the amount of $15,221. Relative to this debt, the Company had accrued interest of $1,923 at March 31. During the six months ended March 31, 1998 the Company paid $152 of interest and $141 of principal to Transtech.

The Company provides accounting services to Transtech for one fixed base operation owned by it for a monthly fee of $1.

In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150. $115 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20; Maurice Lawruk, Company Director, $40; James Affleck, Company Assistant Treasurer, $34; R. Ted Brant, Company Director and CEO, $15; Bobby Adkins, Company Director, $4; and Alice Buford, a shareholder of Transtech, $2. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997. At that time the Company exercised its option contained within the notes to extend them for one additional year. All interest due and payable was paid at the time of the extension. In February 1998 the notes, along with accrued and unpaid interest, were converted to one year installment loans to be paid in 12 equal monthly payments. The first payments were made in March.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During the six months ended March 31, 1998 the Company was billed $64 for use of the aircraft.

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

At March 31, 1998 the Company had accrued $390 for expenses related to environmental protection, assessment and remediation matters at certain locations based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.

The expenditures and accruals for environmental matters are specific in nature to identified situations at Company locations. On March 27 the Company was notified by the Arizona Department of Environmental Quality that the remediation requirements of the Scottsdale project had been met and the case closed. The Company is now responsible for a remediation project at one location previously sold. Since that one location is covered by a state superfund, more than 95% of previous expenses incurred in the remediation there have been refunded to the Company. Therefore, the existing accrual of $390 is more than sufficient to cover future EPA expenditures and no charges to current operations is expected.

B.  Litigation

Please refer to Part II, Item 1 on page 10 for a discussion of current litigation matters.

                       PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                        Three Months Ended   Six Months Ended
                            March 31,           March 31,
                          1998           1997         1998       1997

Net Sales                 100.0%       100.0%        100.0%     100.0%
Cost of Sales              39.9         44.2          41.6       47.6
Departmental costs         39.3         43.0          38.4       38.7
Administrative costs        8.7         10.8           9.5       11.0
Interest expense (Net)     15.2         23.0          16.0       21.9
Other income                0.7          6.1           0.8        4.2
Net loss                   (2.4)       (14.9)         (4.7)     (15.0)

Sales for the six month period ended March 31, 1998 increased $1,448 (38%) over the same period in 1997. $198 of that increase was due to the operations at Harrisburg International Airport that began in November 1997. Fuel sales increased $734 (30%) and sales of services to commercial airlines increased $446 (127%). During the three months ended March 31, 1998, sales increased $942 (53%) over the same period in 1997, with $144 of the increase provided by the Harrisburg operation. Fuel sales increased $493 (44%) and sales of services to commercial airlines increased $239 (134%).

Cost of sales for the six month period in 1998 decreased by 6% of sales to 41.6% as compared to 47.6% in 1997. About one-half of the decrease can be attributed to the increase in sales of services to commercial airlines which have very little related cost of sales. The expenses incurred are labor and equipment charges, which are classified as departmental costs. Cost of sales for the three month period in 1998 decreased by 4.3% of sales to 39.9% as compared to 44.2% in 1997. Again, about one-half of the reduction was due to sales to commercial airlines.

Departmental costs increased by $545 during the six month period in 1998 as compared to 1997, but remained in proportion to sales; 38.4% in 1998 and 38.7% in 1997. Payroll and related costs increased by $307 and rental of equipment increased by $111 during the six month period. During the three month period departmental costs increased $304 in 1998 compared to 1997. Of this amount, $160 was payroll and related costs, and $68 was rental of equipment.

Administrative costs increased $82 to $505 during the six month period in 1998 compared to 1997, but was reduced as a percentage of sales from 11.0% to 9.5%. Administrative costs increased $45 during the three month period in 1998 compared to 1997, but decreased as a percentage of sales to 8.7% from 10.8%.

                       PART I - FINANCIAL INFORMATION
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

 LIQUIDITY AND CAPITAL RESOURCES

Working capital deficiency at March 31, 1998 increased by $239 to ($14,577) from September 30, 1997. Current assets increased $418 due to an increase in accounts receivable of $223 and prepaid expenses of $177. Current liabilities increased $657 as a result of a $492 increase in accrued interest due to affiliate and a $191 increase in accounts payable.

Operations during the six months ended March 31, 1998 provided $101 of cash. Additional cash of $175 was provided from the issuance of notes payable. $114 was used to purchase fixed assets and $200 was used to reduce the principal amount of notes payable.

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



Date:  June 2, 1998