Form 10QSB
period 1998-06-30
AERO SERVICES INTERNATIONAL INC
filed 1998-08-13
CIK 350200

U. S. Securities and Exchange Commission
                               Washington, D.C. 20549
                                    Form 10-QSB
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 1998
 TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
  For the transition period from                      to

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

                                  (215) 860-5600
                             (Issuer's telephone number)
 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x     No
 State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1998: Common stock (without par value) 6,998,052 shares.
Transitional Small Business Disclosure Format (Check one):  Yes       No  x

   AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES
                             INDEX

 PART I -   Financial Information                              Page Number
Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
June 30, 1998 (unaudited)                                               2

Consolidated Statement of Earnings
three months and nine months ended June 30, 1998
and 1997 (unaudited)                                                    3

Condensed Consolidated Statement of Cash Flows
nine months ended June 30, 1998 and 1997
(unaudited)                                                             4

Notes to Condensed Consolidated Financial Statements
(unaudited)                                                             5

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operation                     8

 PART II -  Other Information
Item 1.  Legal Proceedings                                             10

Item 6.  Exhibits and Reports on Form 8-K                              11


    AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                        JUNE 30, 1998
(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)
 ASSETS
CURRENT ASSETS
 Cash                                                        $   212
 Customers receivables, less allowance for
  doubtful accounts of $28                                       543
 Inventories                                                      62
 Prepaid expenses and other current assets                       318
TOTAL CURRENT ASSETS                                           1,135
PROPERTY AND EQUIPMENT, NET                                    2,694
OTHER ASSETS                                                     379
TOTAL ASSETS                                                 $ 4,208
 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Notes payable                                               $   115
 Current maturities of long term debt-affiliate                8,559
 Current maturities of long term debt-other                       10
 Accounts payable-trade                                        1,034
 Accrued expenses
  Property, payroll, and other taxes                           3,254
  Other                                                          693
  Affiliate                                                    2,143
TOTAL CURRENT LIABILITIES                                     15,808
LONG-TERM DEBT, less current maturities
 Affiliate                                                     7,506
 Other                                                         3,601
TOTAL LONG-TERM DEBT                                          11,107
OTHER LONG TERM LIABILITIES                                      213
REDEEMABLE PREFERRED STOCK                                     6,513
 STOCKHOLDERS' DEFICIT
 Common stock                                                  8,702
 Additional paid-in capital                                    3,219
 Accumulated deficit                                         (41,117)
                                                             (29,196)
  Less:  Common stock in treasury                                237
TOTAL STOCKHOLDERS' DEFICIT                                  (29,433)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                    $ 4,208
See Notes to Condensed Consolidated Financial Statements.


   AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED
                         STATEMENT OF EARNINGS
(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                      June 30,                   June 30,
                                 1998         1997          1998         1997
 NET SALES                     $3,167        $2,125        $8,470      $5,980
  COST AND EXPENSE
Cost of sales                   1,311           980         3,519       2,813
Departmental costs              1,191           765         3,226       2,255
Administrative costs              308           179           813         602
Interest expense - other           35            49           129         159
Interest expense - affiliate      409           374         1,159       1,109
                                  (87)         (222)         (376)       (958)
Gain on sale of certain FBO
 operations                         -             -             -          98
Other income, net                  22           301            63         362
 NET (INCOME) LOSS                (65)           79          (313)       (498)
Preferred dividends               (65)          (65)         (194)       (194)
Accretion of preferred stock       (8)           (9)          (24)     $  (29)
Net income (loss) applicable
 to common shareholders        $ (138)       $    5        $ (531)     $ (721)
Net income (loss)
 per share - basic             $(0.02)       $ 0.00        $(0.08)     $(0.10)
See Notes to Condensed Consolidated Financial Statements.

                    AERO SERVICES INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                  NINE MONTHS ENDED
                                                        JUNE 30,
                                                     1998            1997
  CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss)                                        $ (313)         $ (498)

 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                        296             251
 Provision for losses on accounts receivable            7               6
 Provision for obsolete inventory                       3               -
 Gain on sale of certain FBO operations                 -             (98)
 Gain on sale of fixed assets                           -             (41)
 Other                                                 (5)              5
 Change in assets and liabilities:
 (Increase) decrease in accounts receivable          (231)             38
 Decrease in inventory                                (24)              -
 (Increase) decrease in other current assets          (80)             44
 Increase in other assets                            (137)            (49)
 Increase (decrease) in accounts payable                9             (22)
 Increase in property, payroll, and other taxes       210              64
 Decrease in other current liabilities               (100)           (152)
 Increase in other liabilities - affiliate            712             323
 Decrease in other long term liabilities              (20)            (20)
 Total adjustments                                    640             349
  Net cash (used in) provided by operating activities 327            (149)
  CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                 (167)            (80)
  Net cash used in investing activities              (167)            (80)
  CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable - affiliate  100               -
 Proceeds from issuance of notes payable               75             225
 Principal payments of notes payable - affiliate     (234)            (27)
 Principal payment of notes payable - other             -            (110)
 Principal payments of long-term debt                 (20)            (30)
  Net cash provided by (used in) financing activities (79)             58
 Net incease (decrease) in cash & cash equivalents     81            (171)
 Cash and cash equivalents at beginning of year       131             390
 Cash and cash equivalents at end of third fiscal
  quarter                                          $  212          $  219
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest                                         $  547          $  938
  Income taxes                                          -               -
See Notes to Condensed Consolidated Financial Statements.


 NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated balance sheet as of June 30, 1998, consolidated statement of earnings for the nine month and three month periods ended June 30, 1998 and 1997, and the condensed consolidated statement of cash flows for the nine month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1998 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 annual report on Form 10-KSB. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

 NOTE 2:  CASH AND SHORT-TERM SECURITIES
The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

 NOTE 3:  INVENTORIES
Inventories are classified as follows:
                                                                   JUNE 30
                                                                    1998
Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $14                                                               $20
Fuel                                                                   42
                                                                      $62
 NOTE 4:  OTHER CURRENT ASSETS
Included in the total of $318 is $268 of prepaid expenses such as rent and insurance.
 NOTE 5:  OTHER ASSETS
Included in the total of $379 is $276 in a sinking fund established by the Company for the payment of the industrial revenue bond that matures in December 2014.
 NOTE 6:  ACCRUED PROPERTY, PAYROLL, AND OTHER TAXES
Included in the balance of $3,254 is an accrual of $1,668 for a New York motor fuels tax assessment which is being appealed, and $1,352 for property taxes.
 NOTE 7:  FINANCING ARRANGEMENTS
 Long Term Debt-Affiliate
Included in this category are $8,308 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes, classified as current maturities of long term debt, provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing a prime interest rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Also, this category includes $596, the balance due on the purchase of an airplane in July 1996 from R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company. The note is due Cessna Corporation but remains in the name of Mr. Brant. The Company makes payments directly to Cessna.
 Long Term Debt-Other
Included in this category is $3,500 due on an industrial revenue bond that matures in 2014.
 NOTE 8:  RELATED PARTIES TRANSACTIONS
The Company is indebted to its major shareholder Transtech (holder of 42.2% of common stock and 34.9% of preferred) in the amount of $15,218. Relative to this debt, the Company had accrued interest of $2,107 at June 30. During the nine months ended June 30, 1998 the Company paid $348 of interest and $144 of principal to Transtech.
The Company provides accounting services to Transtech for one fixed base operation owned by it for a monthly fee of $1.
In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150. $115 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20; Maurice Lawruk, Company Director, $40; James Affleck, Company Assistant Treasurer, $34; R. Ted Brant, Company Director and CEO, $15; Bobby Adkins, Company Director, $4; and Alice Buford, a shareholder of Transtech, $2. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997. At that time the Company exercised its option contained within the notes to extend them for one additional year. All interest due and payable was paid at the time of the extension. In February 1998 the notes, along with accrued and unpaid interest, were converted to one year installment loans to be paid in 12 equal monthly payments, beginning in March 1998.
The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During the nine months ended June 30, 1998 the Company was billed $88 for use of the aircraft.

 NOTE 9:  CONTINGENT LIABILITIES
A.   Environmental Matters
The Company's business involves the storage, handling and sale of aviation fuel; and the provision of mechanical maintenance and refurbishing services which involve the use of hazardous chemicals. Accordingly, the Company is required to comply with federal, state and local regulations which have been enacted to control the discharge of material into the environment or otherwise relate to the protection of the environment. As a normal course of business, the Company from time to time discusses environmental compliance with the appropriate environmental agency.
At June 30, 1998 the Company had accrued $364 for expenses related to environmental protection, assessment and remediation matters at certain locations based upon identified situations and cost estimates provided by firms and individuals knowledgeable of such matters. These estimates are subject to change dependent upon additional information and revisions to governing regulations.
The expenditures and accruals for environmental matters are specific in nature to identified situations at Company locations. On March 27 the Company was notified by the Arizona Department of Environmental Quality that the remediation requirements of the Scottsdale project had been met and the case closed. The Company is now responsible for a remediation project at one location previously sold. Since that one location is covered by a state superfund, more than 95% of previous expenses incurred in the remediation there have been refunded to the Company. Therefore, the existing accrual of $364 is considered by management to be more than sufficient to cover future EPA expenditures and no charges to current operations are expected.

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

                      PART I - FINANCIAL INFORMATION
                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                                (DOLLAR AMOUNTS IN THOUSANDS)
Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.
                 Three Months Ended  Nine Months Ended
                             June 30,                          June 30,
                          1998          1997              1998         1997
Net Sales                 100.0%       100.0%             100.0%      100.0%
Cost of Sales              41.4         46.1               41.5        47.0
Departmental costs         37.6         36.0               38.1        37.7
Administrative costs        9.7          8.4                9.6        10.1
Interest expense (Net)     14.0         19.9               15.2        21.2
Other income                0.7         14.1                0.7         7.7
Net income (loss)          (2.0)         3.7               (3.7)       (8.3)


Sales for the nine month period ended June 30, 1998 increased $2,490 (42%) over the same period in 1997. $509 of that increase was due to the operations at Harrisburg International Airport that began in November 1997. Fuel sales increased $1,327 (34%) and sales of services to commercial airlines increased $688 (123%). During the three months ended June 30, 1998, sales increased $1,042 (49%) over the same period in 1997, with $311 of the increase provided by the Harrisburg operation. Fuel sales increased $593 (42%) and sales of services to commercial airlines increased $243 (117%). Cost of sales for the nine month period in 1998 decreased by 5.5% of sales to 41.5% as compared to 47.0% in 1997. About one-half of the decrease can be attributed to the increase in sales of services to commercial airlines which have very little related cost of sales. The expenses incurred are labor and equipment charges, which are classified as departmental costs.
Cost of sales for the three month period in 1998 decreased by 4.7% of sales to 41.4% as compared to 46.1% in 1997. Again, about one-half of the reduction was due to sales to commercial airlines.
Departmental costs increased by $971 during the nine month period in 1998 as compared to 1997, but remained in proportion to sales; 38.1% in 1998 and 37.7% in 1997. Payroll and related costs increased by $579 and rental of equipment increased by $174 during the nine month period. During the three month period departmental costs increased $426 in 1998 compared to 1997. Of this amount, $272 was payroll and related costs, and $63 was rental of equipment.
Administrative costs increased $211 to $813 during the nine month period in 1998 compared to 1997, but was reduced as a percentage of sales from 10.1% to 9.6%. Administrative costs increased $129 during the three month period in 1998 compared to 1997.

                   PART I - FINANCIAL INFORMATION
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                              (DOLLAR AMOUNTS IN THOUSANDS)


  LIQUIDITY AND CAPITAL RESOURCES
Working capital deficiency at June 30, 1998 increased by $355 to ($14,673) from September 30, 1997. Current assets increased $409 due to an increase in accounts receivable of $224, prepaid expenses of $80, inventory of $24, and cash of $81. Current liabilities increased $744 as a result of a $712 increase in accrued interest due to affiliate.
Operations during the nine months ended June 30, 1998 provided $327 of cash. Additional cash of $175 was provided from the issuance of notes payable. $167 was used to purchase fixed assets and $254 was used to reduce the principal amount of notes payable.
Management continues to review its options with respect to developing new business opportunities and to maximize its return from existing businesses. Management is exploring several new business opportunities, such as the new facility which opened at Harrisburg International Airport in November 1997. Management is considering several possible means of restructuring the Company's debt and has reviewed opportunities to open or acquire additional FBO's and is also reviewing various options in related business enterprises. However, there can be no assurance that the Company can be returned to profitability or maintained as a going concern.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.



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


                   PART II - OTHER INFORMATION
                AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES (DOLLAR AMOUNTS IN THOUSANDS)
 ITEM 6. -  EXHIBITS AND REPORTS ON FORM 8-K
  (a)  Exhibits:
   27.0 Financial Data Schedule
  (b) Reports on Form 8-K:  None.
   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
  AERO SERVICES INTERNATIONAL, INC.
 (Registrant)
____________________________________
                         (Signature)
  Paul R. Slack
  Chief Accounting Officer
  and Controller
_____________________________________
                          (Signature)
  R. Ted Brant
  Chairman of the Board
Date:  August 14, 1998