Form 10KSB
period 1998-09-30
AERO SERVICES INTERNATIONAL INC
filed 1999-04-14
CIK 350200

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

 [ X ]15,ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
  For the fiscal year ended    September 30, 1998

 [   ]15,TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [No Fee Required]
  For the transition period from                to
   Commission file number
    Aero Services International, Inc.
   (Name of small business issuer in its charter)

    Louisiana                        72-0385274
   (State or other jurisdiction(I.R.S. Employer of incorporation or organization)Identification No.)

   660 Newtown-Yardley Road
     Newtown, Pennsylvania                            18940
 (Address of principal executive offices)(Zip Code)

  Issuer's telephone number              (215) 860-5600

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

State issuer's revenues for the year ended September 30, 1998. $11,253,774

 State the aggregate market value of the voting stock held by non-affiliates as of September 30, 1998.

 -Common Stock (without par value)               $93,342
 (1) See Note Below

-Series A Cumulative Convertible
 Preferred Stock                                 $21,905
 (2) See Note Below




(1)Based upon the average bid and asked prices of the Company's Common Stock as of September 30, 1998.

 (2)Based upon the average bid and asked price of the Company's Series A Cumulative Convertible Preferred Stock as of September 30, 1998.

 State the number of shares outstanding of each of the Company's classes of common equity as of September 30, 1998:

 -Common Stock (without par value) 6,998,052 shares.
 PART I

 Item 1.  Description of Business

 GENERAL DEVELOPMENT OF BUSINESS

 Aero Services International, Inc. and subsidiaries ("the Company" or "Aero"), founded in 1948, was incorporated in Louisiana under the name "Pan-Air Corporation". Since 1976, the Company has conducted business primarily under the name "Aero Services" and changed its name to "Aero Services Interna tional, Inc." in 1980. The Company's corporate office is located at 660 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and its telephone number is 215-860-5600.

 The Company is primarily a supplier of ground support services for general aviation aircraft at three airports located in Chicago, Illinois, Harrisburg, Pennsylvania, and Morgantown, West Virginia, with its facilities more commonly referred to as a "Fixed Base Operation" or "FBO". The Company provides on demand "line services" for the general aviation fleet that includes the fueling, ground handling and storage of aircraft along with the subleasing of hangar and office space to tenants. In conjunction with its general aviation activities the Company also provides, on a contractual basis, ground support services for commercial airlines which would primarily include fueling and de-icing.

   CORPORATE REORGANIZATION

 During fiscal 1994, Triton Energy Corporation ("Triton") the Company's principal shareholder, sold all of its notes outstanding from Aero, common stock and a large portion of Preferred A stock to Transtech Holdings Co., Inc. (Transtech). See Item 12 for additional information.

 Transtech is a holding company owned and managed by individuals with management experience and ownership (direct and indirect) of other FBOs. Concurrent with the sale, R. Ted Brant, Bobby R. Adkins, and Maurice Lawruk were named directors of Aero. At the same time, Transtech agreed to forgive a portion of the debt ($2,723,000), eliminate accrual of interest on the debt from Aero through November 1994, and to forebear for the three years collection of the remaining $15,610,000 of principal debt to the extent that payments would exceed 50% of the Company's available cash flow.

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

 On May 10, 1996 the Company sold, to Jason IV, owner of a competitor FBO on the airport, its leasehold interest at New Orleans' Lakefront Airport for $900,000. The Company received $300,000 cash at settlement and two promissory notes for the balance. A note in the amount of $100,000, bearing interest at the rate of 8% per annum was due and payable on April 30, 1997. It was paid in February 1997. A note in the amount of $500,000 bearing interest at the rate of 9% per annum is due and payable on March 31, 1999, but was paid in November 1998.

 In November 1997 the Company began operations at a new FBO located at Harrisburg International Airport in Middletown, Pennsylvania under the terms of a five year lease with the Commonwealth of Pennsylvania signed in July 1997.
 On August 20, 1998 the members of the Board of Directors elected James R. Affleck, Jr., a vice president of Aero, to be a Director of the Company in order to fill a vacancy.

 On September 3, 1998 the members of the Board of Directors elected Alice F. Buford to be a Director of the Company in order to fill a vacancy.

 On September 30, 1998 the Company held its annual meeting where all five current members of the Board of Directors were re-elected to the Board for a one year term, with Messrs. Brant and Lawruk, and Ms. Buford serving as regular directors and Messrs. Adkins and Affleck as designated directors.

 On March 11, 1999 the Company sold its FBO at Chicago's Midway Airport to Atlantic Aviation Flight Support, Inc. for $17,750,000 plus the assumption of certain debt of approximately $1,013,000. (See Item 6, Management's Discussion and Analysis.)

 Management is exploring a possible opportunity to acquire an FBO similar to its Harrisburg FBO which is not expected to require a large initial investment. The Company is at the same time exploring investments in other business opportunities not related to the aviation industry. To this end, the Company, in conjunction with R. Ted Brant, Jr. formed a limited liability company named the RTB/AS, L.L.C. in January, 1999. The express purpose of this company is to invest in the auto racing industry. The Company's initial investment was $832,000 and could eventually be approximately $12 million.

 During 1998, the Company's Board of Directors approved a $500,000 line-of-credit, increased to $1,500,000 as of March 1, 1999, for Brant Motor Sports, Inc. Brant Motor Sports is involved in the auto racing business and promotes race cars and sells advertising. (See Item 12 for additional information.)

 BUSINESS OF ISSUER

 The Company supplies ground support services to corporate and other general aviation aircraft at facilities located at three airports in the United States. The Company provides line services, subcontracts maintenance and repairs of aircraft, and leases hangar and office space to various tenants. The Company also provides ground support services (including fueling and de-icing) to commercial airlines, air freight carriers and overnight courier services at its locations.

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

 The Company's line service customers are primarily owners and operators of corporate aircraft, including those based at the Company's facilities and others that are transient. Although the business of providing line services is highly competitive, the Company is the only such provider at one of the airports where it maintains facilities. At the other location, the Company operates one of two FBOs.

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

 SUPPLIES

 A major percentage, 62%, of the Company's sales during its last fiscal year was derived from the sale of fuel. The availability to the Company of an adequate supply of fuel, particularly jet fuel, is critical to the Company's operations. The Company had purchased fuel exclusively from Exxon through September 1998, but entered into a fueling agreement with Avfuel Corporation beginning in October 1998. Management believes that the present allocations of fuel and other supplies are adequate to meet overall demand for the foreseeable future. Supplies could be interrupted, curtailed or allocated in the event of a refinery shutdown, severe weather or war.

 RESEARCH AND DEVELOPMENT:  NEW PRODUCTS

 The nature of the Company's business is service related with no amounts of money devoted to research and development.

 ENVIRONMENTAL PROTECTION

 The Company's business involves the storage, handling and sale of aviation fuel utilizing underground storage tanks ("USTs") at the one location that was sold in March 1999. The other two locations use above ground storage tanks. Accordingly, the operations of the Company are subject to a number of federal, state and local environmental laws and regulations, which govern the use of hazardous substances, including the storage and sale of aviation fuels, and also including regulations of USTs.

 In September 1988, the Environmental Protection Agency ("EPA") issued regulations that required all newly installed USTs be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements.

 During 1998 and 1997, the Company incurred clean-up/remediation expenses of $2,000 and $1,000 respectively, in complying with these EPA regulations. At September 30, 1998, the Company's financial statements include accruals of $360,000 for expected future clean-up/remediation costs for existing known liabilities. While the Company believes that all EPA problems have been identified and adequately accrued for, it realizes that future substantial environmental liabilities are possible in order to remain in compliance and it does not anticipate experiencing any competitive disadvantage because the entire industry is subject to these regulations. The Company believes it has adequate reserves for its environmental liabilities. (See Notes to Consolidated Financial Statements, Note F4.)

 The Company does not presently maintain insurance covering losses associated with environmental contamination. The one state in which the Company operates USTs has a state operated "trust fund" which could reimburse the Company for certain clean-up costs and liabilities incurred from USTs. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on USTs or fuels purchased within the state. The coverage generally will provide up to $1,000,000 for the clean-up of environmental contamination. The funds require the Company to pay deductibles ranging from $5,000 to $50,000 per occurrence. The facility which operates USTs was sold subsequent to year-end and an escrow of $390 was withheld from the sales proceed to provide for any cleanup that my be necessary when the tanks are removed.

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

 YEAR 2000

 The Company has reviewed the potential impact of Year 2000 issues on its business operations and has determined the following:

 The main computers used by Aero and the software operated on the computer require only minor corrections to become year 2000 compliant. Aero is considering changing its computer operations to a PC based system using new software that is year 2000 compliant. If Aero elects not to pursue the PC based and year 2000 compliant software, Aero will cause its present system to be year 2000 compliant by the Fall of 1999.

 Aero has contacted its principal suppliers, especially the supplier of aviation fuel to ascertain that those suppliers will be able to deliver product in a timely fashion. The Company has not received written confirmation as of the filing date of this report.

 Aero has also been in contact with the managers of the airports where it operates FBOs to determine that they will be able to continue to operate and will be year 2000 compliant. The Company has not yet received written confirmation.

 The Company's main banks have confirmed in writing of their compliance and or compliance status and the Company is awaiting written response from its utility companies. At the time of the filing of this report, the Company has no contingency plan relating to potential year 2000 issues. Aero does not expect to incur any significant expense in becoming year 2000 compliant, except the expense of converting its computer system if in fact it determines that it should convert that system to a PC based system.

 EMPLOYEES

 As of September 30, 1998, the Company had approximately 71 full-time and 12 part-time employees. None of the employees is represented by a union.

 Item 2.  Description of Properties

 The Company's corporate headquarters are located at 660 Newtown-Yardley Road in Newtown, Pennsylvania. In addition, at the time of filing of this report, the Company operates general aviation services facilities, commonly referred to as FBOs located at two (2) airports in the U.S. under terms of agreements that are combinations of leases or subleases and operating agreements between the airport operator, which may be a city, county or other public body, and the Company. The unexpired terms of the Company's FBO lease agreements are ten (10) years with the City of Morgantown, and four (4) years with the Commonwealth of Pennsylvania.

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

 The Company presently has operations at the following airports:

 City                     Airport

 Morgantown, WV           Morgantown Airport
 Harrisburg, PA           Harrisburg International Airport

 Item 3.  Legal Proceedings

 The Company is subject to several complaints filed over the past several years in different courts or administrative agencies on a variety of grounds. These claims are encountered in the ordinary course of business, and in the opinion of Management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position, cash flow, and operations in excess of accruals already recorded. Management believes that it has established adequate reserves for all of these claims as to which the Company believes it has strong defenses and intends to vigorously defend its position.

 From December 1994 through December 1996, the Company received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993. These assessments resulted from an audit performed in September 1994, and total $1,668,000 including penalties and interest. The Company had ceased doing business in New York in November 1993. The Company filed appeals of all the assessments as they were received. All the appeals are still pending. However, the Company's management decided to recognize in a prior year the potential liability in full and the financial statements at September 30, 1998 include an accrual for $1,668,000.

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

 Item 4.  Submission of Matters to a Vote of Security Holders

 The annual meeting of the Company was held on September 22, 1998 at the Ramada Inn in Harrisburg, Pennsylvania for the purpose of electing directors. At the meeting it was indicated that a quorum was present for the Series A Preferred shareholders but that a quorum was not present for the shareholders holding common stock of the Company. In view of the quorum established for the Series A Preferred shareholders, the Inspector of Election compiled results of the balloting on the designated directors and certified that Bobby Ray Adkins and James R. Affleck, Jr. were duly elected with the votes cast as follows:

 Bobby Ray Adkins - 94,947 yes votes, 0 nay votes
 James R. Affleck, Jr. - 94,947 yes votes, 0 nay votes

 There were no additional candidates proposed by the shareholders of Series A Preferred.

 Since there was no quorum present for the common shareholders the meeting was adjourned until September 23, 1998 at the offices of Eckert Seamons Cherin
 & Mellot, LLC in Harrisburg. On September 23, 1998 the meeting was called to order by the Chairman and the Company's legal counsel advised that a quorum was present for the common stock of the Company pursuant to Section 74 B3 of the Louisiana Statutes, Annotated, Title 12. The only order of business was the election of the three (3) regular directors. There were no additional candidates proposed by the common shareholders. The Inspector of Elections certified that R. Theodore Brant, Alice F. Buford, and Maurice A. Lawruk were duly elected with the votes cast as follows:

 R. Theodore Brant - 3,115,947 yes, 0 nay
 Alice F. Buford -   3,115,947 yes, 0 nay
 Maurice A. Lawruk - 3,115,947 yes, 0 nay
 PART II

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

                                             COMMON

                                   HIGH                 LOW
     Fiscal Year 1998:
       First Quarter               .01                  .01
       Second Quarter              .01                  .01
       Third Quarter               .01                  .01
       Fourth Quarter              .01                  .01

     Fiscal Year 1997:
       First Quarter               .03                  .02
       Second Quarter              .02                  .02
       Third Quarter               .02                  .02
       Fourth Quarter              .02                  .01

     (b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

 As of September 30, 1998 there were approximately 625 record holders of the Company's common stock. Included in the number of stockholders of record are stockholders who have chosen to have their shares held in "nominee" or "street" name. The Company does not know how many additional shareholders this represents.

     (c)  DIVIDENDS

 The Company has not paid cash dividends on its common stock, and the Board of Directors of the Company has adopted a policy of retaining earnings, if any, for operations and the expansion of the Company's business. Therefore, the Company anticipates that it will not pay any cash dividends on its common stock in the foreseeable future. The credit facility signed in December 1989 prohibits the payment of dividends without the prior written approval of the lender. Further, cash dividends and certain other distributions on common stock are prohibited unless all accrued dividends on the preferred stock have been paid. The total dividends in arrears relating to preferred stock is $3,036,407 at September 30, 1998.
 Item 6.  Management's Discussion and Analysis or Plan of Operation

 Results of Operations

 The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated.

                                                           YEAR ENDED
                                                          SEPTEMBER 30,

                                                     1998           1997

     Net Sales                                       100.0%         100.0%
     Cost of Sales                                    40.9           46.2
     Departmental costs                               50.0           37.0
     Administrative costs                             12.4           10.4
     Interest expense1                                 5.3           21.3
     Other income                                      2.4            2.1
     Net loss                                        (16.2)         (12.8)

 For a basis of comparison, the results of operations are presented for the years ended September 30, 1998 and September 30, 1997. Income and expenses not related to a specific location are shown as Corporate.

                                 September 30, 1998
                              (Dollar amounts in thousands)


                                  CHICAGO   HARRISBURG    MORGANTOWN  CORPORATE

     NET SALES                    $9,459     $ 737          $1,026     $    32

     COST AND EXPENSE
     Cost of Sales                 3,768       248             578          12
     Departmental Costs            4,040       612             377         598
     Administrative Costs            368        82             558          89
     Interest Expense                177         -               -       1,548
                                   1,106      (205)             16      (3,015)
     Other Income/(Expense)            -         -               -          93

     Net Income/(Loss)            $1,106     $(205)         $   16     $(2,922)


                                    September 30, 1997

                                (Dollar amounts in thousands)

                            CHICAGO               MORGANTOWN           CORPORATE
     NET SALES              $7,166                  $ 883              $    41

     COST AND EXPENSE
     Cost of Sales           3,161                    532                   41
     Departmental Costs      2,250                    385                  358
     Administrative Costs      350                     50                  445
     Interest Expense          141                      1                1,580
                             1,264                    (85)              (2,383)
     Other Income/(Expense)      -                   (291)                 462

     Net Income/(Loss)      $1,264                  $(376)             $(1,921)
     Description of the Years Ended September 30, 1998 and 1997

 Sales for the year ended September 30, 1998 increased by $3,164,000 (39.1%) as compared to 1997. Of that increase, $737,000 was provided by operations begun during the year at Harrisburg International Airport. Fuel sales increased $1,684,000 (32.4%), of which $436,000 was provided by Harrisburg. Airline fuelings, known as into-plane fees, increased $868,000 (103.5%), of which $213,000 was provided by Harrisburg. Although total sales at the Company's Morgantown FBO increased 16.2%, the major increase has come at the Chicago FBO, which increased sales by $2,292,000 (32.0%). These increases are the result of a combination of aggressive marketing, the strong economy, the addition of five new airline fueling contracts, and a base tenant in the flight management business that continues to add to it's managed fleet, thereby increasing the Company's fuel sales.

 Cost of sales decreased to 40.9% in 1998 from 46.2% in 1997. More than half of the decrease can be attributed to the increase in into-plane fees which have no associated cost of sales, only departmental costs. The remainder of the decrease is due to higher margins.

 Departmental costs increased $2,340,000 (72%) with $1,191,000 of the increase an additional real estate tax accrual at Chicago, and $612,000 of the increase for Harrisburg. The balance of the increase is primarily in salaries and related expenses that resulted from an increased workforce and pay raises.

 Administrative costs increased by $549,000 (65.0%) in 1998, with $55,000 of the increase at Harrisburg, and an increase in company wide advertising of $319,000. Many of the costs considered to be administrative increased, and the total amount in 1998 equalled 12.4% of sales as compared to 10.4% in 1997.

 Interest expense in 1998 was equal to that in 1997. Interest bearing debt decreased $106,000 during 1998, and the Company recorded $1,460,000 of interest expense on the debt owed to Transtech. The Company paid Transtech $166,000 of interest and $147,000 of principal during 1998.

 The Company does not presently maintain insurance covering losses associated with environmental contamination. The one state in which the Company operates USTs has a state operated "trust fund" which could reimburse the Company for certain clean-up costs and liabilities incurred from USTs. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on USTs or fuels purchased within the state. The coverage generally will provide up to $1,000,000 for the clean-up of environmental contamination. The fund requires the Company to pay a deductible ranging from $5,000 to $50,000 per occurrence.

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

 Liquidity and Capital Resources

 Working capital deficiency decreased by $1,242,000 to ($13,096,000) at September 30, 1998, because current assets increased by $7,596,000 but current liabilities increased by $6,354,000. The major components of these changes were an increase in cash of $110,000, an increase in prepaid expense of $370,000, an increase in assets held for sale of $1,452,000, a recognition of a $5,000,000 deferred tax asset, the reclassification of the $330,000 sinking fund to current, an increase in accrued expense due to affiliate of $1,236,000, an increase in accrued real estate taxes of $1,191,000, and a reclassification of $3,500,000 of long term debt to short term because it will be paid in 1999 from the proceeds of the sale of the Chicago FBO. The increase in accrued expense due to affiliate is all unpaid interest accrued during the year.

 The lease with the City of Morgantown, West Virginia requires that the lessee submit plans to invest $700,000 in new construction on the leased premises if the average gross receipts match or exceed $225,000 per month, for a consecutive four month period. Average sales per month during 1997 and 1998 were $74,000 and $86,000, respectively, therefore management does not foresee any such investment being mandated in the near future.

 The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

 On March 11, 1999 the Company sold its FBO at Chicago's Midway Airport to Atlantic Aviation Flight Support, Inc. for $17,750,000 plus the assumption of certain debt of approximately $1,013,000. From the proceeds of the sale, three escrow funds were established. One is for $3,511,000 to pay the industrial revenue bond, including interest, on or about April 15, 1999. Another $3,020,000 is for payment of real estate taxes in arrears. The Company has disputed this amount and has legal representation negotiating a settlement with Cook County and the State of Illinois. Resolution of this matter is expected within six months. A third escrow of $390,000 is being held for possible EPA compliance when the underground fuel storage tanks are removed within 18 to 24 months. Management is exploring a possible opportunity to acquire an FBO similar to its Harrisburg FBO which is not expected to require a large initial investment. The Company is at the same time exploring investments in other business opportunities not related to the aviation industry. To this end, the Company, in conjunction with R. Ted Brant, Jr. formed a limited liability company named the RTB/AS, L.L.C. in January, 1999. The express purpose of this company is to invest in the auto racing industry. The Company's initial investment was $832,000 and could eventually be approximately $12 million. Management is continuing its search for business opportunities that could produce profits whereby the approximately $34 million of net operating loss carryforward could be utilized to produce maximum cash flow. However, there can be no assurance the Company can be returned to profitability or maintained as a going concern.

 During 1998, the Company's Board of Directors approved a $500,000 line-of-credit, increased to $1,500,000 as of March 1, 1999 for Brant Motor Sports, Inc. Brant Motor Sports is involved in the auto racing business and promotes race cars and sells advertising. (See Item 12 for additional information.)

 The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 The Company has not paid cash dividends on its common stock, and the Board of Directors of the Company has adopted a policy of retaining earnings, if any, for operations, resolution of liabilities and the reduction of borrowing. Therefore, the Company anticipates that it will not pay any cash dividends on its common stock in the foreseeable future. The credit facility signed in December 1989 prohibits the payment of dividends without the prior written approval of the lender (Transtech). Further, cash dividends and certain other distributions on common stock are prohibited unless all accrued dividends on the preferred stock have been paid. Dividends in arrears are $3,036,407 at September 30, 1998.

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

     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.
     PART III

     Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.

     The Executive Officers and Directors of the Company are as follows:

         Name                         Age                    Position

 R. Ted Brant (2), (3)                52               Chairman of the
                                                       Board of Directors,
                                                       President and Chief
                                                       Executive Officer,
                                                       and Director


 Maurice A. Lawruk                    66               Director


 Bobby R. Adkins (1)                  52               Director and
                                                       Chief Operating
                                                       Officer

 Alice F. Buford (2)                  50               Director


 James R. Affleck, Jr. (1)            58               Director and
                                                       Vice President,
                                                       Assistant Treasurer,
                                                       and
                                                       Assistant Secretary


 Paul R. Slack                        58               Chief Accounting Officer,
                                                       Controller,
                                                       Treasurer and Secretary



     (1)Member of the Human Resources Committee

     (2)Member of the Audit Committee

     (3)Member of the Executive Committee




 Except for directors elected by the Board to fill vacancies, all of the directors are elected at the Annual Meeting and hold office for a period of one year or until successors are elected and qualified. All of the above named directors were elected at the September 22, 1998 Annual Shareholders Meeting.




 The officers of the Company are the Chief Executive Officer, Chief Operating Officer, President, Secretary, Chief Accounting Officer, Treasurer, and such other Vice Presidents as are elected by the Board. All of the officers are elected by the Board and serve at the pleasure of the Board.

 R. Ted Brant was elected to the Board of Directors on May 20, 1994 and was appointed Chairman and Chief Executive Officer on May 31, 1994 to replace Mr. John Pugh, who resigned. Mr. Brant was a director and Vice Chairman of Piedmont Aviation Services, Inc. from 1992 through July 1998, when the Company was sold, and President and Chief Executive Officer of Valley Air Services, Inc., a position he has held since Valley's inception. He is also President and Director of Transtech Holding Company, Inc. Mr. Brant has experience in industrial, construction, and engineering management and holds a B.S. degree in Mechanical Engineering from West Virginia University. On November 20, 1995, Mr. Brant was elected President of the Company by the Board to replace Wallace Congdon, who resigned.

 Bobby R. Adkins was elected to the Board of Directors on May 20, 1994. He was appointed as Chief Operating Officer in November 1995, a position formerly held by Wallace Congdon. Mr. Adkins is Vice President Operations of Transtech Holding Company, Inc., and has served as Secretary and Treasurer of Valley Air Services, Inc. since 1989. Mr. Adkins holds Associate degrees in Accounting, Business Administration, and Law Enforcement, and is a licensed commercial pilot and certified flight instructor.

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

 James R. Affleck, Jr. joined the Company in September 1987 as manager of special projects. In May 1994 he was appointed Assistant Treasurer, and in March 1997 was appointed Assistant Secretary and Vice-President. In August 1998 the members of the Board of Directors elected him to be a director to fill a vacancy. Mr. Affleck's duties involve general oversight of cash management, insurance, human resources and benefit programs and investor relations.

 Alice F. Buford was elected to the Board of Directors on September 3, 1998 to fill a vacancy. Ms. Buford is Secretary/Treasurer and fifty percent (50%) owner in a real estate development/management company, Appalachian Properties, Inc. Ms. Buford is also a shareholder and Secretary of Valley Air Services, Inc., and is a shareholder of Transtech Holding Company, Inc.




 Item 10.  Executive Compensation

 CASH COMPENSATION

 The following table shows the cash compensation paid to or accrued to, or for the benefit of, each of the executive officers of the Company whose aggregate compensation exceeded $100,000 per annum for services rendered to the Company during the year ended September 30, 1997:

     I.SUMMARY COMPENSATION TABLE

                                    Annual Compensation              All Other
Name and Principal Position        Year   Salary     Bonus        Compensation
                                            ($)        ($)               ($)

                                   1998   53,546        -                 -
R. Ted Brant, Chairman             1997   12,146        -                 -
of the Board of Directors,         1996   12,046        -                 -
Chief Executive Officer, (a)
and President (b)




     (a)Appointed by the Board of Directors in May 1994.

     (b)Appointed by the Board of Directors in November 1995.


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

1.Market value of underlying securities at exercise, minus the exercise or base price. "Spread" calculated by subtracting the exercise or base price ($.1410) from the bid price of underlying securities ($.0625) as of the fiscal year-end.

2.On April 1, 1994, Mr. Ulrich resigned as Vice President, Marketing and entered into a one year consulting agreement with the Company.

3.Mr. Ulrich was granted 20,000 at an exercise price per share of $2.50 and 100,000 shares at an exercise price per share of $.83750.




Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth, as of September 30, 1998, except as otherwise indicated, information with respect to stock ownership of (i) each Director of the Company, (ii) each person known by the Company to own beneficially more than 5 percent of the shares of the Company's outstanding Common Stock,
(iii) each person known to the Company to own beneficially more than 5 percent of the shares of the Company's outstanding Series A preferred stock, and (iv) all officers and directors of the Company as a group. This information has been provided to the Company by the persons named below.



                                                        Amount of
                             Amount and                 Nature of
                              Nature of      Percent    Beneficial  Percent of
                            Beneficial       of Class   Ownership    Class of
Name and                    Ownership          of      of Series A   Series A
Address of                  of Common        Common     Preferred    Preferred
Beneficial Owner             Stock (1)       Stock      Stock (1)    Stock (2)

Transtech Holding
Company, Inc.              3,407,693        42.2%      93,947 (8)      34.9%
1331 12th Avenue
Suite 109
Gables Office Complex
Altoona, PA 16601

Triton Energy Corp.          538,372 (3)     6.7%     134,593          50.0%
Including
Pacific Basin Company
6688 N. Central Exp.
Suite 1400
Dallas, TX 75206

Robert L. Starer             901,000 (4)    11.0%
6555 Skyline Drive
Delray Beach, FL

F. P. Quinn Trading Co.      114,500 (5)     1.4%      28,625          10.6%
401 S. LaSalle Street
Suite #701
Chicago, IL 60605

Alinco S.A.                  327,990 (6)     4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Cesamar, S.A.                327,990 (6)     4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Project Bond Limited         327,990 (6)     4.7%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

All Directors and             20,000 (7)       *
Officers as a group

*Less than 1%
(1)Except as otherwise noted, the shareholders listed exercise sole voting and investment power, subject to the community property laws where applicable.

(2)On or about June 30, 1988, the Series A preferred stockholders became entitled (pursuant to the articles of incorporation of the Company), voting separately as a class, to elect two (2) directors, to serve on the Board in designated positions (the "Designated Positions") as a result of the Company's failure to pay six quarterly dividends on the Series A Preferred stock. Under the articles of incorporation, the holders of Series A preferred stock cannot vote with common stockholders for the election of the Company's regular directors while entitled to elect directors to serve in the designated positions.

(3)Includes 134,593 shares of Preferred A which is convertible into 538,372 shares of common.

(4)Represents 900,000 shares of common stock that Mr. Starer has a right to acquire pursuant to stock options, and 1,000 shares of common stock acquired by Mr. Starer in open market purchases.

(5)Based upon information filed with the SEC by F.P. Quinn Trading Company on Schedule 13G.

(6)Alinco S.A., Cesamar, S.A., and Project Bond Limited consider themselves a "group" within the meaning of SEC Rule 13d.

(7)Includes outstanding vested stock options (20,000). Does not include stock and conversion rights owned by Triton. This amount does not include common stock owned by Transtech, whose principal owners include Ted Brant, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Maurice Lawruk and Bob Adkins, both directors of the Company.

(8)During December 1998, Transtech Holding Company, Inc. purchased all of the Series A Preferred shares previously held by Triton Energy Corp.
Item 12.  Certain Relationships and Related Transactions.

EMPLOYMENT CONTRACTS

No employee of the Company had employment contracts during 1998 and 1997.

RELATED TRANSACTIONS

In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech. (See Note D to the Consolidated Financial Statements, Notes Payable-Affiliate.) At September 30, 1996, Transtech owned 42.2% of the Company's common stock and 34.9% of the Company's preferred stock. The Company is also indebted to Transtech in the amount of $15,610,000 in the form of notes that were purchased from Triton. During fiscal year 1997, the Company paid $248,000 of the loans, and $1,470,000 of interest expense was recorded against these loans of which $806,000 was paid. During fiscal year 1998 the Company paid $147,000 of these loans, and $1,460,000 of interest expense was recorded against these loans of which $166,000 was paid. At September 30, 1998 the Company has $2,641,000 of accrued interest due to Transtech recorded on the financial statements.

The Company provided accounting services to Transportech Inc., a wholly owned subsidiary of Transtech, which operates one FBO through July 1998, when it was sold. The Company received a monthly fee of nine hundred dollars.

In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150,000. $115,000 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20,000; Maurice Lawruk, Company Director, $40,000; James Affleck, Company Assistant Treasurer, $34,000; R. Ted Brant, Company Director and CEO, $15,000; Bobby Adkins, Company Director, $4,000; and Alice Buford, a shareholder of Transtech, $2,000. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997, at which time the Company exercised its option to extend the payment date for one additional year. All interest due through the renewal date was paid. In January 1998, all parties agreed to convert the promissory notes to one year installment loans with unpaid interest added to the principal and the balance to be paid in 12 monthly installments with interest at 10%. The total unpaid balance at September 30, 1998 was $54,000.

In July 1996 the Company purchased a 1975 Cessna Citation 500 aircraft owned by R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company for $708,000. As part of the purchase agreement the Company will make monthly payments directly to Cessna Corporation on the existing loan, the balance being $636,000 at September 30, 1998. In August 1997 one of the airplane's engines required an overhaul which cost $240,000. Mr. Brant increased the note with Cessna by $200,000 and personally paid the additional $40,000, with the $240,000 being charged to a fixed asset account. At September 30, 1998 the Company owed Mr. Brant $26,000.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During 1997 the Company was billed $93,000 for use of the aircraft and during 1998 the Company was billed $124,000.

During fiscal year 1998, the Company's Board of Directors approved a $500,000 line-of-credit for a company called Brant Motor Sports, Inc., whose principals include R. Ted Brant and Bobby Adkins. The interest rate is prime less 1%. At September 30, 1998 advances against this credit line totalled $405,000.

Brant Motor Sports, Inc. is involved in the auto racing business and promotes race cars and sells advertising. The Company used Brant Motor Sports, Inc. as a means of advertising and promotion during 1998, and had accrued $307,000 of advertising expense at September 30, 1998, for which the Company was billed in December 1998. This amount was applied as a payment against the line-of-credit at that time.
Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits.  See Index of Exhibits annexed hereto.

(b) Reports on Form 8-K.  None.




SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:AERO SERVICES INTERNATIONAL, INC.



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




Signature                           Title                     Date



                                   Chairman of the
R. Ted Brant                       Board and
                                   Director



                                   Director
Maurice A. Lawruk


                                   Director
Bobby R. Adkins


                                   Director
James R. Affleck, Jr.


                                   Director
Alice F. Buford












Those Directors above so indicated have signed the original of this document which is on file with Company.



AERO SERVICES INTERNATIONAL, INC.
AND SUBSIDIARY COMPANIES
Form 10-KSB
Item 7

Index of Financial Statements



The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 7 are listed below:

                                                                Page

Independent Auditors' Report                                    S-2

Consolidated Balance Sheet at                                   S-3
September 30, 1998

Consolidated Statements of Operations                           S-5
for the years ended September 30, 1998
and 1997

Consolidated Statements of                                      S-6
Stockholders' Deficit for the years
ended September 30, 1998 and 1997

Consolidated Statements of Cash Flows                           S-7
for the years ended September 30, 1998
and 1997

Notes to Consolidated Financial Statements                      S-9

















INDEPENDENT AUDITORS' REPORT




To the Stockholders of
Aero Services International, Inc.

We have audited the accompanying consolidated balance sheet of Aero Services International, Inc. and subsidiaries as of September 30, 1998 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aero Services International, Inc. and subsidiaries at September 30, 1998 and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has significant deficiencies in working capital and equity at September 30, 1998. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





BDO SEIDMAN, LLP


November 10, 1998, except for Notes B, D and K, which are as of March 11,
1999
Philadelphia, Pennsylvania


                Aero Services International, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEET
                           September 30, 1998

(Dollar amounts in thousands)



ASSETS

CURRENT ASSETS
Cash                                                            $  241
Customers receivables, less allowance for
doubtful accounts of $26                                           393
Notes receivable                                                   500
Notes receivable - affiliate                                        98
Inventories                                                         37
Assets held for sale at net book value                           1,452
Prepaid expenses and other current assets                          271
Sinking fund                                                       330
Deferred taxes                                                   5,000

TOTAL CURRENT ASSETS                                             8,322


PROPERTY AND EQUIPMENT
Transportation equipment                                           969
Machinery and equipment                                            189
Furniture and fixtures                                              91
Leasehold improvements                                             253

                                                                 1,502
Less:  Accumulated depreciation
    and amortization                                               360

PROPERTY AND EQUIPMENT, NET                                      1,142



OTHER ASSETS                                                       110

TOTAL ASSETS                                                    $9,574





The accompanying notes are an integral part of these statements.


                Aero Services International, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEET - CONTINUED
                              September 30, 1998

(Dollar amounts in thousands)



LIABILITIES

CURRENT LIABILITIES
Current maturities of long term debt-affiliate                  $ 8,529
Current maturities of long term debt-other                            1
Notes payable                                                       115
Accounts payable-trade                                              549
Accrued expenses
Property, payroll, and other taxes                                1,759
Other                                                             1,278
Affiliate                                                         2,667
Notes payable - Industrial Revenue Bond                           3,500
Property taxes - Chicago                                          3,020

TOTAL CURRENT LIABILITIES                                        21,418

LONG TERM DEBT, less current maturities
Affiliate                                                         7,499
Other                                                                55
TOTAL LONG TERM DEBT                                              7,554

OTHER LONG TERM LIABILITIES                                         214

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK
Series A Cumulative Convertible Preferred
Stock - no par value - authorized 500,000
shares - issued and outstanding 269,185
(redemption value - $6,670)                                       6,586

STOCKHOLDERS' DEFICIT
Preferred stock - authorized, 250,000 shares
of no par value, none issued                                          -
Common stock - authorized, 15,000,000 shares
of no par value; issued 7,070,052;
outstanding 6,998,052 shares                                      8,702
Additional paid-in capital                                        3,146
Accumulated deficit                                             (37,809)
                                                                (25,961)

Less:  Common stock in treasury
(72,000 shares at cost)                                             237

TOTAL STOCKHOLDERS' DEFICIT                                     (26,198)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                       $ 9,574





The accompanying notes are an integral part of these statements.


                Aero Services International, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended September 30,

(Dollar amounts in thousands, except per share amounts)



                                                  1998                 1997

NET SALES                                       $11,254              $ 8,090


COST AND EXPENSES
Cost of sales                                     4,606                3,734
Departmental costs                                5,627                3,287
Administrative costs                              1,394                  845
Interest expense-affiliate                        1,534                1,531
Interest expense-other                              191                  191

                                                 13,352                9,588

                                                 (2,098)              (1,498)

Other income, net                                    93                  465

LOSS BEFORE TAXES                                (2,005)              (1,033)
Deferred tax benefit                              5,000                    -

NET INCOME (LOSS)                                 2,995               (1,033)

Preferred dividends                                (258)                (258)

Accretion of preferred stock                        (34)                 (39)

Net income (loss) applicable to common
stockholders                                    $ 2,703              $(1,330)


Net income (loss) per share
  Basic                                         $  0.39              $ (0.19)
  Dilutive                                      $  0.37              $ (0.19)

Weighted average shares outstanding:
  Basic                                       6,998,052            6,998,052
  Dilutive                                    8,074,792            6,998,052





The accompanying notes are an integral part of these statements.


                Aero Services International, Inc.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                For the years ended September 30, 1998 and 1997

(Dollar amounts in thousands except for share data)



                                                                                                  Additional
                                           Common Stock   (Accumulated       Treasury Stock       Paid-In
                                      Shares     Amount       Deficit)    Shares    Amount        Capital           Total
Balance at September 30, 1996       7,070,052     $8,702      $(39,771)   72,000      $237          $3,735        $(27,571)
Accretion of redeemable preferred stock     -          -             -         -         -             (39)            (39)
Dividends in arrears on preferred stock     -          -             -         -         -            (258)           (258)
Net loss for the year                       -          -        (1,033)        -         -               -          (1,033)

Balance at September 30, 1997       7,070,052      8,702       (40,804)   72,000       237           3,438         (28,901)
Accretion of redeemable preferred stock     -          -             -         -         -             (34)            (34)
Dividends in arrears on preferred stock     -          -             -         -         -            (258)           (258)
Net income for the year                     -          -         2,995         -         -               -           2,995

Balance at September 30, 1998       7,070,052     $8,702      $(37,809)   72,000      $237          $3,146        $(26,198)


The accompanying notes are an integral part of these statements.


Aero Services International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30,

(Dollar amounts in thousands)



                                                    1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                 $2,995            $(1,033)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                        384                314
Provision for losses on accounts receivable           10                  4
Provision for obsolete and slow-moving,
excess and damaged inventory                           6                  -
Gain on sale of fixed assets                           -                  1
Change in assets and liabilities:
Increase in accounts receivable                      (84)                (7)
Increase in notes receivable-affiliate               (98)                 -
Decrease in other receivables                        157                107
(Increase) decrease in inventory                     (28)                 9
Decrease in prepaid expenses                        (190)               (42)
Increase in deferred taxes                        (5,000)                 -
Decrease in other assets                             132                206
Increase in sinking fund                            (330)                 -
Increase in accounts payable-trade                  (476)                55
Increase (decrease) in accrued property,
  payroll, and other taxes                         1,735                (15)
Increase in accrued expenses-affiliate             1,236                747
Decrease in accrued expenses-other                   (15)              (239)
Decrease in other long term liabilities              (19)               (19)
Other                                                  -                  5

Net cash provided by operating activities            415                 93


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                  (199)              (410)

Net cash (used in) investing activities             (199)              (410)


                                                             (continued)





The accompanying notes are an integral part of these statements.


Aero Services International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended September 30,

(Dollar amounts in thousands)



                                                     1998                 1997

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt-affiliate   $  112             $  23
Proceeds from issuance of long term debt-banks            -                66
Proceeds from issuance of notes payable-other            91               406
Principal payments under capital lease                  (11)               (4)
Principal payments of notes payable-affiliate          (279)             (248)
Principal payments of notes payable-other                (9)             (105)
Principal payments of long term debt-affiliate            -               (36)
Principal payments of long term debt-bank                 -                (4)
Principal payments of long term debt-other              (10)              (40)

Net cash provided (used in) by financing activities    (106)               58

Net increase (decrease) in cash and cash equivalents    110              (259)
Cash and cash equivalents at beginning of year          131               390

Cash and cash equivalents at end of year             $  241            $  131


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                             $  444            $1,053
Income Taxes                                              -                 -


Supplemental Schedule of Non-cash Investing and Financing Activities Dividends in arrears on the Company's preferred stock were accrued in the amount of $258 in both 1998 and 1997. Accretion on the Company's preferred stock was accrued in the amount of $34 in 1998 and $39 in 1997.





The accompanying notes are an integral part of these statements.
NOTE A - NATURE OF BUSINESS

Aero Services International, Inc. (the Company) operates Fixed Base Operations ("FBOs") which provide ground support services to corporate and other general aviation aircraft at three airports in the United States, as well as similar services to air carriers at two of its locations. Revenue is derived from the sale of products, including fuel, oil, and aircraft replacement parts; from services such as aircraft maintenance, ground handling, and the pumping of fuel owned by others; and from the rental of hangar and office space. There was one customer who contributed more than 10% of sales during fiscal year 1998. That customer contributed 12.75% of total sales. The Company is sometimes referred to herein as "Aero."

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies follows:

1.Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 1998, the Company had a working capital deficiency of $13,096, stockholders' deficit of $26,198, and had incurred a loss before income tax benefit of $2,005.

On March 11, 1999 the Company sold its FBO at Chicago's Midway Airport for $17,750. Net proceeds at settlement were $10,800 with funds held in escrow to pay off the industrial revenue bond of $3,500 and $3,020 held pending resolution of negotiations to reduce the Company's real estate tax liability with Cook County. Another $390 is being held for any possible EPA cleanup that may be required when the fuel farm is replaced. The proceeds from the sale should enable the Company to reduce its debt and provide capital for additional investments. Management is exploring a possible opportunity to acquire an FBO similar to its Harrisburg FBO which is not expected to require a large initial investment. The Company is at the same time exploring investments in other business opportunities not related to the aviation industry. To this end, the Company, in conjunction with R. Ted Brant, Jr., the Company's Chairman of the Board of Directors, formed a limited liability company named the RTB/AS, L.L.C. in January, 1999.
The express purpose of this company is to invest in the auto racing industry. The Company's initial investment was $832 and a majority of the net proceeds from the sale of the Company's Chicago FBO is expected to be invested in this Company also. Management is continuing its search for business opportunities that could produce profits whereby the approximately $34 million of net operating loss carryforward could be utilized to produce maximum cash flow. However, there can be no assurance the Company can be returned to profitability or maintained as a going concern. See Note J for additional information regarding the Company's relationship with Brant Motor Sports, Inc.
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.Use of Estimates

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

3.Impairment of Long-Lived Assets

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

4.Recent Accounting Pronouncements

SFAS 133 "Accounting for Derivative Instruments and Hedging activities establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all periods beginning after December 15, 1997. The Company had no derivative instruments as of September 30, 1998.

5.Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Beckett Aviation, Inc. and Mountain State Flight Services, Inc., which was dissolved as a separate corporation on December 31, 1997. All material intercompany accounts and transactions have been eliminated in consolidation.

6.Inventories

Aircraft parts and accessories, fuel, and supplies, are stated at the lower of cost or market, principally on a moving average unit cost basis. The cost of high value items is determined by specific identification. Provisions are made for obsolete and slow moving, excess quantity and damaged inventory. NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7.Property, Equipment, Depreciation and Amortization

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

Transportation equipment                          7 years
Machinery and equipment                        5-10 years
Furniture and fixtures                         5-10 years
Leasehold improvements                         1-22 years

At September 30, 1998 fixed assets with a total cost of $4,691 and accumulated depreciation of $3,197 are segregated on the balance sheet as Assets Held for Sale. For further details see Note K - Subsequent Events.

The Company's fixed assets are pledged as collateral for the loan agreement with Transtech Holding Company. See Note D - Financing Arrangements.

Maintenance and repairs expense for 1998 and 1997 was $313 and $281, respectively.

8.Revenue Recognition

All revenue is recognized as services are provided.

9.Departmental Costs

Departmental costs are specific expenses such as salaries, employee benefits and supplies, as well as expenditures such as rent, real estate taxes, amortization, utilities and insurance costs.

10.Income (loss) Per Common Share

Basic net income (loss) per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock.

11.Accrued Property, Payroll, and Other Taxes

Included in this total at September 30, 1998 is $1,668 for a New York motor fuels tax assessment which has been appealed.

12.Note Receivable

At September 30, 1998 the note receivable for $500 resulted from the sale of the Company's facility in New Orleans in 1996 and was paid in November 1998. NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

13.Deferred Taxes

The deferred tax benefit was recorded at September 30, 1998 as a result of the sale of the Company's FBO at Chicago in March 1999. It is expected that the gain on the sale of approximately $17,100 will be offset by the net operating loss carryforwards exceeding $34,000.

14.Concentration of Credit Risk and Par Value of Financial Instruments

Financial instruments that are potentially subject to credit risk consist principally of cash equivalents and trade receivables. Cash equivalents are placed with high credit quality financial institutions. At September 30, 1998, no customer receivable exceeded 5% of total assets. The Company generally requires no collateral from its customers.

The carrying amount of cash, customer receivables, other receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

The fair value of the debt with affiliate is impracticable to determine due to the related party nature of the instruments. The fair value of the Industrial Revenue Bond is also impractical to determine.


NOTE C - INVENTORIES

Inventories at September 30, 1998 were comprised of:

Aircraft parts and accessories, oil and
  supplies less reserves for obsolete
  and slow-moving, excess quantity and
  damaged items of $17                                           $16

Fuel                                                              21

                                                                 $37
NOTE D - FINANCING ARRANGEMENTS

Long-Term Debt Schedule at September 30, 1998

Affiliate - Unsecured demand notes bearing interest
at prime +2% (10.25% at September 30, 1998).                    $ 8,305

Affiliate - Installment note bearing interest
at prime (8.25% at September 30,
1998).  Quarterly payments of $300 plus
interest beginning October 1999, and
is collateralized by a first priority
interest, mortgage, assignment or lien on certain
real property, leasehold interests, equipment,
accounts receivable, and inventory.                               6,910

Industrial revenue bond bearing interest
at a floating rate (3.5% at September 30,
1998).  Interest is payable monthly and
principal is due December 2014, but will be
paid in April 1999 from proceeds of sale
of Chicago FBO.                                                   3,500

Installment note bearing interest at 9.70%,
requiring monthly payments of $9 including
interest until August 2007.                                         636

Affiliate - Various unsecured term notes bearing
interest at 10.00%, requiring monthly payments
of $11, including interest, until February 1999.                     54

Other notes payable                                                 294
                                                                 19,699

Less: Current maturities of long term debt                       12,145

                                                                $ 7,554
NOTE D - FINANCING ARRANGEMENTS - Continued

Maturities of Long-Term Debt

Annual maturities of long-term debt at September 30, 1998 are as follows:

 Year ending
September 30,
    1999                                                12,145
    2000                                                 1,270
    2001                                                 1,271
    2002                                                 1,269
    2003                                                 1,256
 Thereafter                                              2,488
                                                       $19,699

CHICAGO INDUSTRIAL REVENUE BOND

The Company's subsidiary, Beckett Aviation, Inc. ("Beckett"), is obligated on outstanding industrial revenue bonds and notes in the amount of $3,500 at September 30, 1998. On November 3, 1997, The First National Bank of Chicago and First Bank National Association replaced Barclays Bank International Limited as the issuer of an irrevocable letter of credit in the amount of $3,632 to expire on November 15, 2002. CSX Corporation, the original guarantor under the bonds and notes, continues to unconditionally guarantee the obligations. However, at the closing on the sale of the Chicago FBO, funds were held in escrow for the payment of this bond. Payment is expected to be made by April 15, 1999.

NOTE E - INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". FAS 109 requires the recognition of future tax benefits, such as net operating loss carry forwards (NOL's), to the extent that realization of such benefits are more likely than not. At September 30, 1998, the Company had NOL carryforwards for tax purposes expiring as follows:

    2002                                     $ 1,066
    2003                                         680
    2004                                       5,468
    2005                                       5,641
    2006                                       6,050
    2007                                       4,424
    2008                                       3,056
    2009                                       2,955
    2010                                       2,768
    2011                                       1,193
    2012                                         911
                                             $34,212

As a result of the sale of it's Chicago FBO, the Company will realize a gain of approximately $17,000. Accordingly, the Company has recognized a $5,000 deferred tax asset at September 30, 1998 which represents the utilization of a portion of the NOL carryforwards to offset the net tax due on the gain.



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

Future minimum lease payments for all non-cancelable operating leases having a term in excess of one year at September 30, 1998 after considering the sale of the Chicago facility, are as follows:

 Year ending
September 30,
    1999                                        $  617
    2000                                           317
    2001                                           270
    2002                                           211
    2003                                           132
 Thereafter                                        490
                                                $2,037

Rental expense for all operating leases for each of the years ended September 30, 1998 and 1997 were $917 and $531, respectively.

The Company subleases office space under short-term and long term agreements to various aviation tenants. Such sublease agreements generally provide for a minimum monthly rent and certain renewal options. Sublease rental income included in net sales was $125 and $101, for the years ended September 30, 1998 and 1997.

2.  Letters of Credit

(See Note D - Financing Arrangements regarding letters of credit.)

3.  Litigation

The Company is subject to several complaints filed over the past several years in different courts or administrative agencies on a variety of grounds. These claims are encountered in the ordinary course of business, and in the opinion of Management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position, cash flow, and operations in excess of accruals already recorded. Management believes that it has established adequate reserves for all of these claims as to which the Company believes it has strong defenses and intends to vigorously defend its position.

From December 1994 through December 1996, the Company received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993. These assessments resulted from an audit performed in September 1994, and totaled $1,668 including penalties and interest. The Company had ceased doing business in New York in November 1993. The
Company filed appeals of all the assessments as they were received. All the appeals are still pending. However, the Company's management decided to recognize the potential liability in full in a prior year and the financial statements at September 30, 1998 include an accrual for $1,668.
NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES - Continued

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. On March 27, 1998 the Company was notified by the Arizona Department of Environmental Quality that the remediation requirements of the Scottsdale project had been met and the case closed. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through September 30, 1998.

At September 30, 1998 the Company has included in its financial statements an accrual for environmental remediation of $360. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. During 1998 the Company received a refund for previous expenditures at the Wisconsin site totalling $20. This refund was recorded as other income in the financial statements at September 30, 1998. The accrual of $360 has not been reduced by any expected future reimbursements from Wisconsin.

NOTE G - SAVINGS PLAN

The Company has an "Employees Tax Sheltered Retirement Plan." Employees who have completed one year with a minimum of 1000 hours of service are eligible to participate. To participate the employee must make contributions to the plan through salary reduction pursuant to Section 401(K) of the Internal Revenue Code. The Company matches contributions in an amount equal to 25% of the first 2% contributed by the employee. Employees are immediately 100% vested in their contributions, but 100% vesting in the Company's contributions does not occur until after one year as a plan member. The Company's contributions to the plan for the years ended September 30, 1998 and 1997 were not significant.
NOTE H - REDEEMABLE PREFERRED STOCK AND STOCK WARRANTS

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

The Series A preferred stock is subject to mandatory redemption at the rate of 7-1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August 1, 2006. The mandatory redemption price is $13.50 per share plus accrued and unpaid dividends. The excess of the mandatory redemption price over the net proceeds received by the Company is accreted during the period in which the stock is outstanding. Periodic accretion based on the interest method is charged to additional paid-in capital. The first redemption was due on August 1, 1996, but no redemption was made. The Louisiana Business Corporation Law provides that a corporation may redeem shares of its capital stock subject to redemption out of surplus or stated capital so long as any such redemption would not reduce stated capital below the aggregate allocated value of issued shares remaining after the redemption and so long as sufficient net assets remain to satisfy amounts payable upon liquidation with respect to any remaining issued shares having a preferential right to participate in assets upon liquidation. Also, the terms of the issue state that the Company may not redeem any shares unless full accrued dividends have been paid on all outstanding shares, and also, if such redemption would reduce working capital below $9,000 or cash below $1,500. At September 30, 1998 the Company had accrued and unpaid dividends totalling $3,036, a working capital deficit of $13,096, and a cash balance of $241. The Company's obligation to redeem shall be cumulative.

The Company has the option, subject to payment of full dividends, to redeem the Series A preferred stock in whole or in part at $13.50 per share for the year ended August 1, 1994 and thereafter.

Triton Energy Corporation was the holder of 228,540 shares of outstanding Series A preferred stock at September 30, 1993, but sold 93,947 shares to Transtech Holding Company in May 1994.

If the Company fails to (i) pay six quarterly dividends or (ii) make two scheduled mandatory redemptions, then the holders of the Series A preferred stock, voting as a class, are entitled to elect two additional members to the Board of Directors. As of September 30, 1990, the Company had failed to pay six quarterly dividends, and therefore the holders of the Series A preferred stock, voting as a class, were entitled to, and did elect two members to the Board of Directors. These directors resigned during 1993 and were replaced at the annual shareholders meeting held May 17, 1995. No dividends were paid in 1998 or 1997.

There are also certain restrictions against the payment of dividends and certain other distributions on common stock and against the acquisition of common stock by the Company unless all accrued dividends have been paid and all required mandatory redemptions effected.

At September 30, 1998, the Company has reserved 1,076,740 shares of common stock for the conversion of outstanding Series A preferred stock.

NOTE H - REDEEMABLE PREFERRED STOCK AND STOCK WARRANTS - Continued

The following is a schedule of the changes in Redeemable Preferred Stock for the years ended September 1998 and 1997.

                                                Series A
                                                Shares                Amount

Balance September 30, 1996                      269,185               $5,997

Accretion of Series A
  Preferred Stock                                     -                   39

Dividends in Arrears                                  -                  258

Balance September 30, 1997                      269,185                6,294

Accretion of Series A
  Preferred Stock                                     -                   34

Dividends in Arrears                                  -                  258

Balance September 30, 1998                      269,185               $6,586

Stock Options

The Company maintains a Stock Option Plan (the "Plan"), which provides for the granting of stock options to officers and other key employees of the Company at the discretion of the Board of Directors. Stock appreciation rights in the same amounts have been granted to holders of stock options and can be exercised by surrendering related stock options. At September 30, 1998 the Company has 450,000 options and related stock appreciation rights outstanding and reserved for issuance under the Plan. There were no awards granted in 1998 or 1997. The options and related stock appreciation rights generally vest over three years and expire 10 years after granting. At September 30, 1998, fully vested options exercisable totalled 290,000 with an average exercise price of $0.55 per share.

Prior to establishment of the Plan, the Company on December 10, 1987, granted non-qualified stock options to Robert L. Starer, then President and Chief Executive Officer, to acquire 1,000,000 shares of common stock at a price of $2.00 per share. During fiscal year 1998, 200,000 of these options expired. As of September 30, 1998, the Company has reserved 800,000 shares in connection with Mr. Starer's options.

During 1995, the FASB adopted Statement of Financial Accounting Standards
No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. The Company has decided to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," for its stock-based employee compensation arrangements. APB 25 uses what is referred to as an intrinsic value based method of accounting. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The Company will provide the disclosures when required.
NOTE I - RELATED PARTIES

In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech. (See Note D, Long Term Debt-Affiliate.) At September 30, 1998, Transtech owned 42.2% of the Company's common stock and 34.9% of the Company's preferred. The Company is also indebted to Transtech in the amount of $15,215, in the form of notes that were purchased from Triton. During fiscal year 1997, the Company paid $248 of the demand loans, and $1,470 of interest expense was recorded against these loans of which $806 was paid. During fiscal year 1998 the Company paid $147 of the demand loans, and $1,460 of interest expense was recorded against these loans of which $166 was paid. At September 30, 1998 the Company has $2,641 of accrued interest due to Transtech recorded on the balance sheet.

In July 1996 the Company purchased a 1975 Cessna Citation 500 aircraft owned by R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company for $708. As part of the purchase agreement the Company will make monthly payments directly to Cessna Corporation on the existing loan, the balance being $636 at September 30, 1998. In August 1997 one of the airplane's engines required an overhaul which cost $240. Mr. Brant increased the note with Cessna by $200 and personally paid the additional $40, with the $240 being charged to a fixed asset account. At September 30, 1998 the Company owed Mr. Brant $26.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During 1997 the Company was billed $93 for use of the aircraft and during 1998 the Company was billed $124.

In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150. (See Note B-11, Other Assets.) $115 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20; Maurice Lawruk, Company Director, $40; James Affleck, Company Assistant Treasurer, $34; R. Ted Brant, Company Director and CEO, $15; Bobby Adkins, Company Director, $4; and Alice Buford, a shareholder of Transtech, $2. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997, at which time the Company exercised its option to extend the payment date for one additional year. All interest due through the renewal date was paid. In January 1998, all parties agreed to convert the promissory notes to one year installment loans with unpaid interest added to the principal and the balance to be paid in 12 monthly installments with interest at 10%. The total unpaid balance at September 30, 1998 was $54.

The Company provided accounting services to Transportech, Inc., a wholly owned subsidiary of Transtech and operator of one FBO, through July 1998, at which time the company was sold. Aero received a monthly fee of $1 for these services.

During fiscal year 1998, the Company's Board of Directors approved a $500 line-of-credit, later increased to $1,500 in March 1999, for a company called Brant Motor Sports, Inc., whose principals include R. Ted Brant and Bobby Adkins. The interest rate is prime less 1%. At September 30, 1998, advances against this credit line totalled $405.

Brant Motor Sports, Inc. is involved in the auto racing business and promotes race cars and sells advertising. The Company used Brant Motor Sports, Inc. as a means of advertising and promotion during 1998, and charged operations $307 of advertising expense at September 30, 1998. This amount was applied as a payment against the line-of-credit.
NOTE J - SUBSEQUENT EVENTS

In October 1998, the Company entered into a fuel supply agreement with Avfuel Corporation (Avfuel) whereby Avfuel will be the exclusive fuel provider at the Company's FBOs for a period of seven years. In addition, the Company borrowed $1,000 from Avfuel. Under the terms of the note, Aero must make monthly payments equal to $0.045 per gallon for each gallon of jet aviation fuel delivered by Avfuel to Aero under the fuel supply agreement during the preceding month. Each of the monthly payments shall be funded by means of a financing rebate issued by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to Aero during the previous month. At the end of each 12 month period, Aero must make an annual payment equal to the amount, if any, by which the aggregate of the monthly payments of the preceding 12 months was less than $180. The note carries an interest rate of prime plus 1.75% and has a maturity date of September 15, 2006.

In January 1999 the Company, in conjunction with R. Ted Brant, Jr. formed a limited liability company named RTB/AS, L.L.C. The purpose of this company is to invest in the auto racing industry. The Company's initial investment was $832, and could eventually be $12 million.

On March 11, 1999 the Company sold its FBO at Chicago's Midway Airport to Atlantic Aviation Flight Support, Inc. for $17,750 plus the assumption of certain debt of approximately $1,013. The sale will generate a gain of about $17,100. From the proceeds of the sale, three escrow funds were established. One is for $3,511 to pay the industrial revenue bond, including interest, on or about April 15, 1999. Another $3,020 is for payment of real estate taxes in arrears. The Company has disputed this amount and has legal representation negotiating a settlement with Cook County and the State of Illinois. Resolution of this matter is expected within six months. A third escrow of $390 is being held for possible EPA compliance when the underground fuel storage tanks are removed. This event is expected to occur within 18 to 24 months.

Following is a pro-forma statement of operations for the year ended September 30, 1998 giving effect to the sale of the Chicago facility as if it had occurred on October 1, 1997. The pro-forma statement of operations is presented for informational purposes only and does not purport to be indicative of the results of operations that would actually have been obtained if the transaction had occurred in the period indicated below.


                Aero Services International, Inc.
                Consolidated Statement of Operations
     (Dollar amounts in thousands, except share and per share amounts)


                                      For the year ended September 30, 1998
                                                       Pro Forma     Pro Forma
                                           Reported      Unaudited   Unaudited
NET SALES                                 $11,254       ($9,459)       $1,795

COST AND EXPENSES
  Cost of sales                             4,606        (3,768)          838
  Departmental costs                        5,627        (4,040)        1,587
  Administrative costs                      1,394          (368)        1,026
  Interest expense - affiliate              1,534                       1,534
  Interest expense - other                    191          (177)           14
                                           13,352        (8,353)        4,999

                                           (2,098)       (1,106)       (3,204)
  Other income, net                            93                          93

LOSS BEFORE TAXES                          (2,005)       (1,106)       (3,111)
  Deferred tax benefit                      5,000                       5,000

NET INCOME (LOSS)                           2,995        (1,106)        1,889

Preferred dividends                          (258)                       (258)
Accretion of preferred stock                  (33)                        (33)

Net income (loss) applicable
  to common stockholders                  $ 2,704       ($1,106)       $1,598

Net income per share - basic              $  0.39                      $ 0.23


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