Form 10QSB
period 1998-12-31
AERO SERVICES INTERNATIONAL INC
filed 1999-06-18
CIK 350200

U. S. Securities and Exchange Commission
 Washington, D.C. 20549
 Form 10-QSB
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended December 31, 1998
 TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
  For the transition period from  to
 Commission file number  0-10190-0
  AERO SERVICES INTERNATIONAL, INC.
 (Exact name of small business issuer as
 specified in its charter)
  LOUISIANA  72-0385274
  (State or other jurisdiction (IRS Employer Identification No.)
 of incorporation or organization)
  660 Newtown-Yardley Road, Newtown, PA 18940
 (Address of principal executive offices
  (215) 860-5600
 (Issuer's telephone number)
 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
 State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 1999: Common stock (without par value) 7,998,052 shares.
Transitional Small Business Disclosure Format (Check one):  Yes  No  x

 AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES
 INDEX

PART I -  Financial Information                         Page Number

Item 1.  Financial Statements
Condensed Consolidated Balance Sheet
December 31, 1998 (unaudited)                                   2
Consolidated Statement of Earnings
three months ended December 31, 1998
and 1997 (unaudited)                                            3
Condensed Consolidated Statement of Cash Flows
three months ended December 31, 1998 and 1997
(unaudited)                                                     4
Notes to Condensed Consolidated Financial Statements
(unaudited)                                                     5
Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operation                  8
PART II - Other Information
Item 1.  Legal Proceedings                                      13
Item 6.  Exhibits and Reports on Form 8-K                       14


          AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1998
(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
CURRENT ASSETS
 Cash                                                   $  215
 Customers receivables, less allowance for
  doubtful accounts of $29                                 541
 Notes receivable - affiliate                            1,220
 Inventories                                                41
 Assets held for sale at net book value                  1,432
 Prepaid expenses and other current assets                 292
 Sinking fund                                              385
 Deferred taxes                                          5,000
TOTAL CURRENT ASSETS                                     9,126
PROPERTY AND EQUIPMENT, NET                              1,396
OTHER ASSETS                                               108
TOTAL ASSETS                                           $10,630
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Notes payable                                           $  12
 Current maturities of long term debt-affiliate          8,199
 Current maturities of long term debt-other                180
 Accounts payable-trade                                    564
 Accrued expenses
  Property, payroll, and other taxes                     1,749
  Other                                                    780
  Affiliate                                              2,831
 Notes payable - Industrial Revenue Bond                 3,500
 Property taxes - Chicago                                3,060
TOTAL CURRENT LIABILITIES                               20,875
LONG-TERM DEBT, less current maturities
 Affiliate                                               7,700
 Other                                                     860
TOTAL LONG-TERM DEBT                                     8,560
OTHER LONG TERM LIABILITIES                                214
REDEEMABLE PREFERRED STOCK                               3,533
STOCKHOLDERS' DEFICIT
 Common stock                                           10,400
 Additional paid-in capital                              4,814
 Accumulated deficit                                   (37,529)
                                                       (22,315)
  Less:  Common stock in treasury                          237
TOTAL STOCKHOLDERS' DEFICIT                            (22,552)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT              $10,630

See Notes to Condensed Consolidated Financial Statements.
                    AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED
                                   STATEMENT OF EARNINGS
           (UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                      1998          1997
NET SALES                                             $2,835        $2,575
COST AND EXPENSE
Cost of sales                                         $1,023        $1,119
Departmental costs                                     1,212           963
Administrative costs                                     375           267
Interest expense - other                                  95            57
Interest expense - affiliate                             346           373
                                                      $ (216)       $ (204)
Other income, net                                        496            21
NET INCOME (LOSS)                                      $ 280        $ (183)
Preferred dividends                                      (35)          (65)
Accretion of preferred stock                             (11)           (8)
Net income (loss) applicable to common shareholders   $  234        $ (256)
Net income (loss) per share
 Basic                                                $ 0.04        $(0.04)
 Dilutive                                             $ 0.04        $(0.04)
Weighted average shares outstanding:
 Basic                                             6,371,753     6,998,052
 Dilutive                                          6,948,493     6,998,052


See Notes to Condensed Consolidated Financial Statements.

                         AERO SERVICES INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                    THREE MONTHS ENDED
                                        DECEMBER 31,
                                                           1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (Loss)                                               $ 280         $(183)

 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                              101            91
 Provision for losses on accounts receivable                  3             2
 Provision for obsolete inventory                             2             -
 Change in assets and liabilities:
 Increase in accounts receivable                           (151)          (64)
 Decrease in notes receivable                               500             -
 Increase in notes receivable - affiliate                (1,122)            -
 Increase in inventory                                       (6)          (25)
 Increase in other current assets                           (21)         (122)
 Increase in assets held for sale                           (33)            -
 Increase in sinking fund                                   (55)            -
 (Increase) decrease in other assets                          2           (29)
 Increase (decrease) in accounts payable                     15            (1)
 Increase (decrease) in property,
  payroll, and other taxes                                  (10)          164
 Decrease in other current liabilities                     (498)         (187)
 Increase in other liabilities - affiliate                  164           379
 Increase in property taxes - Chicago                        40             -
 Other                                                       (2)            -
 Total adjustments                                       (1,071)          208
 Net cash (used in) provided by operating activities       (791)           25
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                       (515)          (85)
 Net cash used in investing activities                     (515)          (85)
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds form issuance of notes payable-affiliate          234            70
 Proceeds from issuance of notes payable                  1,215            75
 Principal payments of notes payable-affiliate              (48)         (151)
 Principal payments of long-term debt                      (121)          (11)
 Net cash (used in) provided by financing activities      1,280           (17)
 Net decrease in cash & cash equivalents                    (26)          (77)
 Cash and cash equivalents at beginning of year             241           131
 Cash and cash equivalents at end of first fiscal
  quarter                                                $  215         $  54
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the quarter for:
  Interest                                                $ 248         $ 175
  Income taxes                                                -             -

See Notes to Condensed Consolidated Financial Statements.

NOTE 1:  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated balance sheet as of December 31, 1998, consolidat-ed statement of earnings for the three month periods ended December 31, 1998 and 1997, and the condensed consolidated statement of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1998 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 annual report on Form 10-KSB. The results of operations for the periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2:  CASH AND SHORT-TERM SECURITIES
The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3:  INVENTORIES
Inventories are classified as follows:
                                                         DECEMBER 31
                                                              1998
Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $19                                                        $14
Fuel                                                            27
                                                               $41
NOTE 4:  ASSETS HELD FOR SALE AT NET BOOK VALUE
On March 11, 1999 the Company sold its FBO at Chicago's Midway Airport for $17,750. (See Note 13, Subsequent Events for details.) At December 31, 1998 those assets being sold, reduced by those liabilities being assumed, have been reclassified on the balance sheet in this category.

NOTE 5:  NOTES RECEIVABLE - AFFILIATE
Of the total of $1,220 in this category, $832 is a note from R. Ted Brant, chairman of the Company's Board of Directors, dated November 4, 1998, due and payable on January 4, 2004. It bears an interest rate of 8% per annum, due and payable monthly in arrears, beginning April 30, 1999. In January 1999, this note was endorsed to RTB/AS, L.L.C. as the Company's initial capital contribution. RTB/AS, L.L.C. is a limited liability company formed for the purpose of investing in the auto racing industry, having as its members R. Ted Brant and Aero Services International, Inc. The remaining balance of $388 is the outstanding balance against a $500 line-of-credit given to Brant Motor Sports, Inc., whose principals include R. Ted Brant and Bobby Adkins, both members of the Company's Board of Directors and Company employees. The interest rate on this loan is prime less 1%.

NOTE 6:  DEFERRED TAXES
The deferred tax benefit was recorded at September 30, 1998 as a result of the sale of the Company's FBO at Chicago in March 1999. It is expected that the gain on the sale of approximately $17,100 will be offset by the net operating loss carryforwards exceeding $34,000.
NOTE 7:  SINKING FUND
The sinking fund was established pursuant to an agreement with PHH Corpora-tion (PHH), a guarantor of the letter-of-credit supporting the industrial revenue bond with Cook County, Illinois, whereby the Company would make certain agreed-to monthly payments into the fund.  The purpose of the fund was to provide for payment of the $3,500 bond due in 2014. However, with the sale of the Chicago FBO, the $3,500 bond was paid in full on April 15, 1999. Under the agreement with PHH, however, the Company will continue to make monthly payments into the fund for three months after the bonds are paid, at which time the balance will be returned to the Company.
NOTE 8:  ACCRUED EXPENSES
The major component of the $1,749 accrued for property, payroll, and other taxes is an accrual of $1,668 for a New York motor fuels tax assessment which has been appealed.
Of the $2,831 of accrued expenses - affiliate, $2,828 is interest on the notes due Transtech Holding Company.
NOTE 9:  FINANCING ARRANGEMENTS
Notes Payable - Industrial Revenue Bond
This $3,500 bond was due for redemption in 2014, but was paid in full in
April 1999 from the proceeds of the sale of the Company's Chicago FBO.  It was reclassified to short term at September 30, 1998.
Long Term Debt-Affiliate
Included in this category are $7,987 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes, classified as current maturities of long term debt, provide for interest at 2% above the prime rate.  Also included is a note due Transtech in the amount of $6,910, bearing a prime interest rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company.  Also, this category includes $790, the balance due on the purchase of an airplane in July 1996 from R. Ted
Brant, the Chairman of the Board and Chief Executive Officer of the Company. The note is due Cessna Corporation but remains in the name of Mr. Brant. The Company makes payments directly to Cessna.
Long Term Debt-Other
In October 1998, the Company entered into a fuel supply agreement with Avfuel Corporation (Avfuel) whereby Avfuel will be the exclusive fuel provider at the Company's FBOs for a period of seven years. In addition, the Company borrowed $1,000 from Avfuel. Under the terms of the note, Aero must make monthly payments equal to $0.045 per gallon for each gallon of jet aviation fuel delivered by Avfuel to Aero under the fuel supply agreement during the preceding month. Each of the monthly payments shall be funded by means of a financing rebate issued by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to Aero during the previous month. At the end of each 12 month period, Aero must make an annual payment equal to the amount, if any, by which the aggregate of the monthly payments of the preceding 12 months was less than $180. The note carries an interest rate of prime plus 1.75% and has a maturity date of September 15, 2006. In March 1999, the buyer of the Company's Chicago FBO assumed $750 of this debt. However, at December 31, 1998 the outstanding balance of $982, less the current portion of $180, is included in long term debt.
NOTE 10:  INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period.  Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock.
NOTE 11:  RELATED PARTIES TRANSACTIONS
The Company is indebted to its major shareholder Transtech (holder of 50.4%
of common stock and 71.8% of preferred) in the amount of $14,896.  Relative to this debt, the Company had accrued interest of $2,940 at December 31.
During the three months ended December 31, 1998 the Company paid $157 of interest and $3 of principal to Transtech. In December 1998 the Company issued 500,000 shares of common stock to Transtech in exchange for $315 of debt forgiveness.
In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150. $115 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20; Maurice Lawruk, Company Director, $40; James Affleck, Company Director and Vice President, $34; R. Ted Brant, Company Director and CEO, $15; Bobby Adkins, Company Director, $4; and Alice Buford,
a Company Director, $2. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997. At that time the Company exercised its option contained within the notes to extend them for one additional year.  All interest due and payable was paid at the time of the extension.  In January 1998, all parties agreed to convert the promissory notes to one year installment loans with unpaid interest added to the principal and the balance to be paid in 12 monthly installments with interest at 10%. The total unpaid balance at December 31, 1998 was $22.
The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and
Chief Executive Officer of Valley Air is R. Ted Brant.  During the three months ended December 31, 1998 the Company was billed $30 for use of the aircraft.
During fiscal year 1998, the Company's Board of Directors approved a $500 line-of-credit, later increased to $1,500 in March 1999, for a company called Brant Motor Sports, Inc. (See Note 5 for details.)
NOTE 12:  CONTINGENT LIABILITIES
A.  Environmental Matters
The Company's business involves the storage, handling and sale of fuel, and the provision of mechanical maintenance and refurbishing services which involve the use of hazardous chemicals. Accordingly, the Company is required to comply with federal, state and local provisions which have been enacted to regulate the discharge of material into the environment or otherwise relate to the protection of the environment.
The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through December 31, 1998.
At December 31, 1998 the Company has included in its financial statements an accrual for environmental remediation of $354. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environ-mental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $354 has not been reduced by any expected future reimbursements from
Wisconsin.
B.  Litigation
Please refer to Part II, Item 1 on page 10 for a discussion of current litigation matters.
NOTE 13:  SUBSEQUENT EVENTS
In January 1999 the Company, in conjunction with R. Ted Brant, Jr. formed a limited liability company named RTB/AS, L.L.C. The purpose of this company is to invest in the auto racing industry.  The Company's initial investment was $832.
On March 11, 1999 the Company sold its FBO at Chicago's Midway Airport to Atlantic Aviation Flight Support, Inc. for $17,750 plus the assumption of certain debt of $1,012. The sale will generate a gain of about $17,100.
From the proceeds of the sale, three escrow funds were established. One was for $3,511 which was used to pay the industrial revenue bond, including interest, on April 15, 1999. Another $3,020 is for payment of real estate taxes in arrears. The Company has disputed this amount and has legal representation negotiating a settlement with Cook County and the State of Illinois. Resolution of this matter is expected within six months. A third escrow of $390 is being held for possible EPA compliance when the underground fuel storage tanks are removed. This event is expected to occur within 18 to 24 months.  $9,043 of the remaining proceeds were invested in RTB/AS,
L.L.C.
Following are a pro-forma balance sheet and statement of operations for the quarter ended December 31, 1998 giving effect to the sale of the Chicago facility as if it had occurred on October 1, 1998. The pro-forma balance sheet and statement of operations are presented for informational purposes only and do not purport to be indicative of the results of operations that would actually have been obtained if the transaction had occurred in the period indicated below.
                        AERO SERVICES INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 1998
                        (UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)
                                                   As    Pro Forma
                                              Reported  Adjustments  Pro Forma
ASSETS
CURRENT ASSETS
  Cash                                           $  215       ($60)     $  155
  Customers receivables                             541       (470)         71
  Notes receivable - affiliate                    1,220                  1,220
  Inventories                                        41                     41
  Assets held for sale at net book value          1,432     (1,432)          0
  Prepaid expenses and other current assets         292       (135)        157
  Sinking fund                                      385                    385
  Deferred taxes                                  5,000                  5,000
TOTAL CURRENT ASSETS                              9,126     (2,097)      7,029
PROPERTY AND EQUIPMENT, NET                       1,396                  1,396
OTHER ASSETS                                        108                    108
TOTAL ASSETS                                    $10,630    ($2,097)    $ 8,533
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Notes payable                                   $  12                  $  12
  Current maturities of long term
  debt - affiliate                                8,199                  8,199
  Current maturities of long term
  debt - other                                      180                    180
  Accounts payable - trade                          564       (217)        347
  Accrued expenses
  Property, payroll, and other taxes              1,749        (49)      1,700
  Other                                             780       (129)        651
  Affiliate                                       2,831                  2,831
  Notes payable - Industrial Revenue Bond         3,500                  3,500
  Property taxes - Chicago                        3,060        (40)      3,020
TOTAL CURRENT LIABILITIES                        20,875       (435)     20,440
LONG TERM DEBT, less current maturities
  Affiliate                                       7,700                  7,700
  Other                                             860                    860
TOTAL LONG TERM DEBT                              8,560                  8,560
OTHER LONG TERM LIABILITIES                         214                    214
REDEEMABLE PREFERRED STOCK                        3,533                  3,533
STOCKHOLDERS' DEFICIT
  Common stock                                   10,400                 10,400
  Additional paid-in-capital                      4,814                  4,814
  Accumulated deficit                           (37,529)    (1,662)    (39,191)
                                                (22,315)    (1,662)    (23,977)
  Less:  Common stock in treasury                   237                    237
TOTAL STOCKHOLDERS' DEFICIT                     (22,552)    (1,662)    (24,214)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT       $10,630    ($2,097)    $ 8,533


                                 AERO SERVICES INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                For the three months ended December 31, 1998
                                                           Pro Forma
                                                Reported Adjustments Pro Forma
NET SALES                                        $2,835    ($2,379)      $ 456
COST AND EXPENSES
  Cost of sales                                   1,023       (818)        205
  Departmental costs                              1,212       (784)        428
  Administrative costs                              375       (119)        256
  Interest expense - other                           95        (44)         51
  Interest expense - affiliate                      346                    346
                                                   (216)      (614)       (830)
  Other income, net                                 496         (1)        495
NET INCOME (LOSS)                                   280       (615)       (335)
Preferred dividends                                 (35)                   (35)
Accretion of preferred stock                        (11)                   (11)
Net income (loss) applicable to
  common shareholders                            $  234      ($615)      ($381)
Net income (loss) per share
  Basic                                           $0.04                 ($0.06)
  Dilutive                                        $0.04                 ($0.05)



                                         PART I - FINANCIAL INFORMATION
                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
(DOLLAR AMOUNTS IN THOUSANDS)
Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.
                                                  Three Months Ended
                                                     December 31,
                                                 1998                   1997
Net Sales                                        100.0%                 100.0%
Cost of Sales                                     36.1                   43.4
Departmental costs                                42.8                   37.4
Administrative costs                              13.2                   10.4
Interest expense (Net)                            15.6                   16.7
Other income                                      17.6                    0.8
Net income (loss)                                  9.9                   (7.1)


Sales for the three month period ended December 31, 1998 increased $260 (10%) as compared to the same period in 1997. Fuel sales increased $86 (6%) and sales of services to commercial airlines increased $111 (30%). The Company began operations at Harrisburg International Airport in November 1997 but sales at that location were only $54 through December because sales and service to general aviation did not begin until January 1998. Sales in 1998 increased $190 at the Harrisburg facility.

Cost of sales in the current year has been reduced by 7.3% of sales to 36.1% as compared to 43.4%. About one-half of this reduction can be attributed to the increase in sales of services to commercial airlines which have very little related cost of sales. The expenses incurred are labor and equipment charges, which are classified as departmental costs. The balance of the decrease is due to lower fuel costs.

Departmental costs increased $249 over the preceding year and increased 5.4% as a percentage of sales. $109 of the increase was payroll and related expenses, and $44 was an increase in equipment rental, both increases resulting from the increased sales.
Administrative costs increased $108 (40%) and increased as a percentage of sales from 10.4% to 13.2%. $98 of the increase was advertising expense.


                                 PART I - FINANCIAL INFORMATION
                         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
(DOLLAR AMOUNTS IN THOUSANDS)
LIQUIDITY AND CAPITAL RESOURCES


Working capital deficiency at December 31, 1998 decreased by $1,347 to ($11,749) from September 30, 1998. Current assets increased by $804, with the majority of the change resulting from an increase in notes receivable-affiliate of $1,122, an increase in accounts receivable of $148, and a reduction in notes receivable of $500. Current liabilities decreased $543. The major components of this change are a decrease in accrued expense-other of $498, a decrease in current maturities of long term debt-affiliate of $330, a decrease in notes payable of $103, an increase in current maturities of long term debt-other of $179, and an increase in accrued expense-affiliate of $164.
Operations during the three months ended December 31, 1998 used $791 of cash. Cash of $1,449 was provided from the issuance of notes payable. $515 was used to purchase fixed assets and $169 was used to reduce the principal amount of notes payable.
In January 1999, the Company and R. Ted Brant formed a limited liability company named RTB/AS, L.L.C. to invest in the auto racing industry. The Company's total investment in RTB/AS, L.L.C. to date is approximately $10 million and could eventually be approximately $12.5 million. The Company continues to explore other business opportunities not related to the aviation industry. One such opportunity under consideration is a joint venture for the construction and operation of an indoor motor speedway and exhibition center. Management is continuing to search for business opportunities that could produce profits whereby the approximately $34 million of net operating loss carry forward could be utilized to produce cash flow. However, there can be no assurance that the Company can be returned to profitability or maintained as a going concern.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


                         PART II - OTHER INFORMATION
                         AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        (DOLLAR AMOUNTS IN THOUSANDS)
ITEM 1. - LEGAL PROCEEDINGS
 The Company is subject to several complaints filed over the last several years in different courts or administrative agencies on a variety of grounds. These claims are encountered in the ordinary course of business, and in the opinion of management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position, cash flow, and operations in excess of accruals already recorded. Management believes that it has established adequate reserves for all of these claims. Management also believes it has strong defenses and intends to vigorously defend its position.
The Company is also exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters, as well as those discussed above or referenced elsewhere in this report, will not have a material adverse effect on the Company's financial position in excess of what has already been recorded. Management believes that it has established adequate reserves for all of these claims.

ITEM 5. - OTHER INFORMATION
 The Company has reviewed the potential impact of Year 2000 issues on its business operations and has determined the following:
 The main computers used by Aero and the software operated on the computer require only minor corrections to become year 2000 compliant. Aero is considering changing its computer operations to a PC based system using new software that is year 2000 compliant. If Aero elects not to pursue the PC based and year 2000 compliant software, Aero will cause its present system to be year 2000 compliant by the Fall of 1999.
Aero has contacted its principal insurers and suppliers, especially the supplier of aviation fuel to ascertain that those suppliers will be able to deliver product in a timely fashion. The Company has received written confirmation from the majority of its insurers and fuel suppliers that they are year 2000 compliant.
Aero has also been in contact with the managers of the airports where it operates FBOs to determine that they will be able to continue to operate and will be year 2000 compliant. The Company has not yet received written confirmation.
The Company's main banks and its utility companies have confirmed in writing of their compliance and or compliance status. At the time of the filing of this report, the Company has no contingency plan relating to potential year 2000 issues. Aero does not expect to incur any significant expense in becoming year 2000 compliant, except the expense of converting its computer system if in fact it determines that it should convert that system to a PC based system.

                                 PART II - OTHER INFORMATION
                         AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
(DOLLAR AMOUNTS IN THOUSANDS)
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
  (a)  Exhibits:
  27.0 Financial Data Schedule
  (b) Reports on Form 8-K:  None.


 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
 AERO SERVICES INTERNATIONAL, INC.
 (Registrant)
____________________________________
  (Signature)
  Paul R. Slack
  Chief Accounting Officer
  and Controller
_____________________________________
  (Signature)
  R. Ted Brant
  Chairman of the Board
Date:  June 3, 1999