Form 10QSB
period 1999-03-31
AERO SERVICES INTERNATIONAL INC
filed 1999-06-18
CIK 350200

U. S. Securities and Exchange Commission
                                   Washington, D.C. 20549
                                      Form 10-QSB
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 1999
_ TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
 For the transition period from to
 Commission file number 0-10190-0
AERO SERVICES INTERNATIONAL, INC.
(Exact name of small business issuer as
 specified in its charter)
 LOUISIANA 72-0385274
 (State or other jurisdiction (IRS Employer Identification No.)
 of incorporation or organization)
 660 Newtown-Yardley Road, Newtown, PA 18940
 (Address of principal executive offices
 (215) 860-5600
 (Issuer's telephone number)

 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
 State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1999: Common stock (without par value) 7,998,052 shares.
Transitional Small Business Disclosure Format (Check one): Yes No X

 AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES
 INDEX
PART I - Financial Information                                 Page Number
Item 1. Financial Statements
Condensed Consolidated Balance Sheet
March 31, 1999 (unaudited)                                            2
Consolidated Statement of Earnings
three months and six months ended March 31, 1999
and 1998 (unaudited)                                                  3
Condensed Consolidated Statement of Cash Flows
six months ended March 31, 1999 and 1998
(unaudited)                                                           4
Notes to Condensed Consolidated Financial Statements
(unaudited)                                                           5
Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operation                         8
PART II - Other Information
Item 1. Legal Proceedings                                            10
Item 6. Exhibits and Reports on Form 8-K                             11
 AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEET
 MARCH 31, 1999
(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
CURRENT ASSETS
 Cash                                                              $ 596
 Customers receivables, less allowance for
 doubtful accounts of $31                                            290
 Escrow funds                                                      6,531
 Notes receivable - affiliate                                      1,479
 Inventories                                                          36
 Prepaid expenses and other current assets                           159
 Sinking fund                                                        471
TOTAL CURRENT ASSETS                                               9,562
PROPERTY AND EQUIPMENT, NET                                        1,348
OTHER ASSETS                                                      10,374
TOTAL ASSETS                                                     $21,284
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Notes payable                                                      $ 11
 Current maturities of long term debt-affiliate                    8,132
 Current maturities of long term debt-other                           45
 Accounts payable-trade                                              465
 Accrued expenses
 Property, payroll, and other taxes                                1,717
 Other                                                               533
 Affiliate                                                         3,156
 Notes payable - Industrial Revenue Bond                           3,500
 Property taxes - Chicago                                          3,024
TOTAL CURRENT LIABILITIES                                         20,583
LONG-TERM DEBT, less current maturities
 Affiliate                                                         7,684
 Other                                                               225
TOTAL LONG-TERM DEBT                                               7,909
OTHER LONG TERM LIABILITIES                                          214
REDEEMABLE PREFERRED STOCK                                         3,578
STOCKHOLDERS' DEFICIT
 Common stock                                                     10,400
 Additional paid-in capital                                        4,769
 Accumulated deficit                                             (25,932)
                                                                 (10,763)
 Less: Common stock in treasury                                      237
TOTAL STOCKHOLDERS' DEFICIT                                      (11,000)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                        $21,284
See Notes to Condensed Consolidated Financial Statements.

              AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED
                           STATEMENT OF EARNINGS
         (UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                March 31,                        March 31,
                            1999          1998              1999          1998
NET SALES                $ 2,308         $ 2,728          $ 5,143      $ 5,303
COST AND EXPENSE
Cost of sales                842           1,089            1,865        2,208
Departmental costs         1,091           1,072            2,303        2,035
Administrative costs         409             238              784          505
Interest expense - other     137              37              232           94
Interest expense - affiliate 322             377              668          750
                            (493)            (85)            (709)        (289)
Gain on sale of certain FBO
 operations               17,070               -           17,070            -
Other income, net             20              20              516           41
Income (loss)
before taxes              16,597             (65)          16,877         (248)
Income tax expense         5,000               -            5,000            -
NET INCOME (LOSS)         11,597             (65)          11,877         (248)
Preferred dividends          (35)            (64)             (70)        (129)
Accretion of
preferred stock              (10)             (8)             (21)       $ (16)
Net income (loss)
applicable to
common shareholders       11,552          $ (137)        $ 11,786       $ (393)
Net income (loss)
 per share
 Basic                    $ 1.44         $ (0.02)         $  1.56      $ (0.06)
 Dilutive                 $ 1.35         $ (0.02)          $ 1.46      $ (0.06)
Weighted average shares
 outstanding:
 Basic                 7,998,052       6,998,052        7,569,481    6,998,052
 Dilutive              8,574,792       6,998,052        8,146,221    6,998,052


See Notes to Condensed Consolidated Financial Statements.


                           AERO SERVICES INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                        SIX MONTHS ENDED
                                                            MARCH 31,
                                                     1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                 $11,877               $(248)

 Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                         184                 186
 Provision for losses on accounts receivable             5                   5
 Provision for obsolete inventory                        3                   -
 Gain on sale of certain FBO operations            (17,138)                  -
 Change in assets and liabilities:
 (Increase) decrease in accounts receivable             98                (228)
 Increase in escrow funds                           (6,531)                  -
 Decrease in notes receivable                          500                   -
 Increase in notes receivable - affiliate           (1,381)                  -
 Increase in inventory                                  (2)                (56)
 (Increase) decrease in other current assets           112                (177)
 Decrease in assets held for sale                    1,452                   -
 Increase in sinking fund                             (141)                  -
 Decrease in deferred taxes                          5,000                   -
 Increase in other assets                          (10,264)                (89)
 Increase (decrease) in accounts payable               (84)                191
 Increase (decrease) in property,
 payroll, and other taxes                              (42)                114
 Decrease in other current liabilities                (745)                (86)
 Increase in other liabilities - affiliate             489                 492
 Increase in property taxes - Chicago                    4                   -
 Other                                                (106)                 (3)
 Total adjustments                                 (28,587)                349
 Net cash (used in) provided by
 operating activities                              (16,710)                101
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of certain FBO operations       17,750                   -
 Purchases of property and equipment                  (518)               (114)
 Net cash (used in) provided
 by investing activities                            17,232                (114)
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds form issuance of notes payable-affiliate     234                 100
 Proceeds from issuance of notes payable             1,215                  75
 Principal payments of notes payable-affiliate        (436)               (185)
 Principal payments of long-term debt               (1,180)                (15)
 Net cash used in financing activities                (167)                (25)
 Net increase (decrease) in cash & cash equivalents    355                 (38)
 Cash and cash equivalents at beginning of year        241                 131
 Cash and cash equivalents at end of second fiscal
 quarter                                             $ 596                $ 93
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
 Interest                                            $ 386               $ 285
 Income taxes                                            -                   -
See Notes to Condensed Consolidated Financial Statements.
NOTE 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated balance sheet as of March 31, 1999, consolidated statement of earnings for the six month and three month periods ended March
31, 1999 and 1998, and the condensed consolidated statement of cash flows for the six month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 annual report on Form 10-KSB. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.
NOTE 2: CASH AND SHORT-TERM SECURITIES
The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.
NOTE 3: INVENTORIES
Inventories are classified as follows:
                                                                     MARCH 31
                                                                       1999
Aircraft parts and accessories, oil and
 supplies less provisions for obsolete
 and slow-moving, and excess quantity
 of $20                                                                $12
Fuel                                                                    24
                                                                       $36
NOTE 4: ESCROW FUNDS
On March 11, 1999 the Company sold its FBO at Chicago's Midway Airport for $17,750. From the proceeds of the sale, $3,511 was held in escrow for the payment of the industrial revenue bond, including interest. The bond was paid in full on April 15. Another $3,020 was held in escrow for the payment of real estate taxes in arrears. These taxes are in dispute.
NOTE 5: NOTES RECEIVABLE - AFFILIATE
The total of $1,479 in this category is the outstanding balance including interest, against a $1,500 line-of-credit given to Brant Motor Sports, Inc., whose principals include R. Ted Brant and Bobby Adkins, both members of the Company's Board of Directors and Company employees. The interest rate on this loan is prime less 1%.
NOTE 6: SINKING FUND
The sinking fund was established pursuant to an agreement with PHH Corpora-tion (PHH), a guarantor of the letter-of-credit supporting the industrial revenue bond with Cook County, Illinois, whereby the Company would make certain agreed-to monthly payments into the fund. The purpose of the fund was to provide for payment of the $3,500 bond due in 2014. However, with the sale of the Chicago FBO, the $3,500 bond was paid in full on April 15, 1999. Under the agreement with PHH, however, the Company will continue to make monthly payments into the fund for three months after the bonds are paid, at which time the balance will be returned to the Company.
NOTE 7: OTHER ASSETS
Included in this category is $9,875, the Company's investment in a limited liability company named RTB/AS, L.L.C. The other investor in this company is
R. Ted Brant, Jr., the Company's President and Chairman of the Board of Directors. The express purpose of RTB/AS, L.L.C. is to invest in the auto racing industry.
NOTE 8: ACCRUED EXPENSES
The major component of the $1,717 accrued for property, payroll, and other taxes is an accrual of $1,668 for a New York motor fuels tax assessment which has been appealed.
Of the $3,156 of accrued expenses - affiliate, $3,153 is interest on the notes due Transtech Holding Company.
NOTE 9: FINANCING ARRANGEMENTS
Notes Payable - Industrial Revenue Bond
This $3,500 bond was due for redemption in 2014, but was paid in full in April 1999 from the proceeds of the sale of the Company's Chicago FBO. It was reclassified to short term at September 30, 1998.
Long Term Debt-Affiliate
Included in this category are $7,984 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes, classified as current maturities of long term debt, provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing a prime interest rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Also, this category includes $774, the balance due on the purchase of an airplane in July 1996 from R. Ted
Brant, the Chairman of the Board and Chief Executive Officer of the Company. The note is due Cessna Corporation but remains in the name of Mr. Brant. The Company makes payments directly to Cessna.
Long Term Debt-Other
In October 1998, the Company entered into a fuel supply agreement with Avfuel Corporation (Avfuel) whereby Avfuel will be the exclusive fuel provider at the Company's FBOs for a period of seven years. In addition, the Company borrowed $1,000 from Avfuel. Under the terms of the note, Aero must make monthly payments equal to $0.045 per gallon for each gallon of jet aviation fuel delivered by Avfuel to Aero under the fuel supply agreement during the preceding month. Each of the monthly payments shall be funded by means of a financing rebate issued by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to Aero during the previous month. The note carries an interest rate of prime plus 1.75% and has a maturity date of September 15, 2006. In March 1999, the buyer of the Company's Chicago FBO assumed $750 of this debt. At March 31, 1999 the outstanding balance of $220, less the current portion of $45, is included in long term debt.
NOTE 10: INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock.
NOTE 11: RELATED PARTIES TRANSACTIONS
The Company is indebted to its major shareholder Transtech (holder of 50.4% of common stock and 71.8% of preferred) in the amount of $14,894. Relative to this debt, the Company had accrued interest of $3,153 at March 31. During the six months ended March 31, 1999 the Company paid $157 of interest and $6 of principal to Transtech. In December 1998 the Company issued 500,000 shares of common stock to Transtech in exchange for $315 of debt forgiveness.
The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During the six months ended March 31, 1999 the Company was billed $59 for use of the aircraft.
During fiscal year 1998, the Company's Board of Directors approved a $500 line-of-credit, later increased to $1,500 in March 1999, for a company called Brant Motor Sports, Inc. (See Note 5 for details.)
NOTE 12: CONTINGENT LIABILITIES
A. Environmental Matters
The Company's business involves the storage, handling and sale of fuel, and the provision of mechanical maintenance and refurbishing services which involve the use of hazardous chemicals. Accordingly, the Company is required to comply with federal, state and local provisions which have been enacted to regulate the discharge of material into the environment or otherwise relate to the protection of the environment.
The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through March 31, 1999.
At March 31, 1999 the Company has included in its financial statements an accrual for environmental remediation of $344. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environ-mental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $344 has not been reduced by any expected future reimbursements from Wisconsin.
B. Litigation
Please refer to Part II, Item 1 on page 10 for a discussion of current litigation matters.


                           PART I - FINANCIAL INFORMATION
                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
DOLLAR AMOUNTS IN THOUSANDS)
Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.
                                 Three Months Ended             Six Months Ended
                                     March 31,                      March 31,
                                    1999        1998        1999          1998
Net Sales                           100.0%      100.0%      100.0%      100.0%
Cost of Sales                        36.5        39.9        36.3        41.6
Departmental costs                   47.3        39.3        44.8        38.4
Administrative costs                 17.7         8.7        15.3         9.5
Interest expense (Net)               19.9        15.2        17.5        16.0
Other income                        740.5         0.7       342.0         0.8
Income tax                          216.6           -        97.2           -
Net income (loss)                   502.5        (2.4)      230.9        (4.7)
Sales for the six month period ended March 31, 1999 decreased $160 (3%) as compared to the same period in 1998. This decrease resulted from the sale of the Chicago FBO on March 11. During the three months ended March 31, 1999 sales decreased $421 as compared to the same period in 1998, again resulting from the sale of the Chicago FBO.
Cost of sales for the six month period in 1999 has been reduced by 5.3% of sales to 36.3% as compared to 41.6% in 1998.  This decrease is due to a change in sales mix and an increase in fuel margins. Cost of sales for the three month period decreased by 3.4% of sales to 36.5%. The sale of Chicago had a greater effect on the quarterly margins than on the year-to-date margins.
Departmental costs increased by $268 (13%) during the six month period ended March 31, 1999 as compared to 1998. Payroll and related costs increased $148 and repairs and maintenance costs increased by $95. Most of the increases came in the first quarter of the years, because for the three month period ended March 31, departmental costs only increased $19 in 1999 as compared to
1998.
Administrative costs increased by $279 (56%) during the six month period in
1999 as compared to 1998.  The causes of this increase were increased legal fees ($153), advertising expense ($99) and depreciation expense ($23).
During the three month period ended March 31, 1999, administrative costs increased $171 (72%) with $153 of the increase in legal fees.
 PART I - FINANCIAL INFORMATION
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
(DOLLAR AMOUNTS IN THOUSANDS)
LIQUIDITY AND CAPITAL RESOURCES
Working capital deficiency at March 31, 1999 decreased by $2,075 to ($11,021) from September 30, 1998. Current assets increased by $1,240, with the major changes being increases in escrow funds of $6,531, notes receivable-affiliate of $1,381, and cash of $355 being reduced by decreases in deferred taxes of $5,000, assets held for sale of $1,452 and notes receivable of $500. Current liabilities decreased by $835 to $20,583 with the majority of the decrease ($745) in accrued expense-other.
Operations during the six months ended March 31, 1999 used $16,710 of cash.
Cash of $19,199 was provided by the sale of the Chicago FBO ($17,750) and the issuance of notes payable ($1,449). Cash of $518 was used to purchase fixed assets and $1,616 was used to reduce the principal amount of notes payable.
In January 1999, the Company and R. Ted Brant formed a limited liability company named RTB/AS, L.L.C. to invest in the auto racing industry. The Company's total investment in RTB/AS, L.L.C. to date is approximately $10 million and could eventually be approximately $12.5 million. The Company continues to explore other business opportunities not related to the aviation industry. One such opportunity under consideration is a joint venture for the construction and operation of an indoor motor speedway and exhibition center. Management is continuing to search for business opportunities that could produce profits whereby the approximately $34 million of net operating loss carry forward could be utilized to produce cash flow. However, there can be no assurance that the Company can be returned to profitability or maintained as a going concern.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
 PART II - OTHER INFORMATION
 AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
(DOLLAR AMOUNTS IN THOUSANDS)
ITEM 1. - LEGAL PROCEEDINGS
 The Company is subject to several complaints filed over the last several years in different courts or administrative agencies on a variety of grounds. These claims are encountered in the ordinary course of business, and in the opinion of management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position, cash flow, and operations in excess of accruals already recorded. Management believes that it has established adequate reserves for all of these claims. Management also believes it has strong defenses and intends to vigorously defend its position.
The Company is also exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters, as well as those discussed above or referenced elsewhere in this report, will not have a material adverse effect on the Company's financial position in excess of what has already been recorded. Management believes that it has established adequate reserves for all of these claims.
ITEM 5. - OTHER INFORMATION
 The Company has reviewed the potential impact of Year 2000 issues on its business operations and has determined the following:
 The main computers used by Aero and the software operated on the computer require only minor corrections to become year 2000 compliant. Aero is considering changing its computer operations to a PC based system using new software that is year 2000 compliant. If Aero elects not to pursue the PC based and year 2000 compliant software, Aero will cause its present system to be year 2000 compliant by the Fall of 1999.
Aero has contacted its principal insurers and suppliers, especially the supplier of aviation fuel to ascertain that those suppliers will be able to deliver product in a timely fashion. The Company has received written confirmation from the majority of its insurers and fuel suppliers that they are year 2000 compliant.
Aero has also been in contact with the managers of the airports where it operates FBOs to determine that they will be able to continue to operate and will be year 2000 compliant. The Company has not yet received written confirmation.
The Company's main banks and its utility companies have confirmed in writing of their compliance and or compliance status. At the time of the filing of this report, the Company has no contingency plan relating to potential year
2000 issues. Aero does not expect to incur any significant expense in becoming year 2000 compliant, except the expense of converting its computer system if in fact it determines that it should convert that system to a PC based system.
 PART II - OTHER INFORMATION
 AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
(DOLLAR AMOUNTS IN THOUSANDS)
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
 (a) Exhibits:
 27.0 Financial Data Schedule
 (b) Reports on Form 8-K: A report on Form 8-K was filed on March 31, 1999 reporting the sale of the Company's facility at Chicago's Midway Airport for $17,750.
 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
 AERO SERVICES INTERNATIONAL, INC.
 (Registrant)
____________________________________
 (Signature)
 Paul R. Slack
 Chief Accounting Officer
 and Controller
_____________________________________
 (Signature)
 R. Ted Brant
 Chairman of the Board
Date: June 7, 1999