Form 10QSB
period 1999-06-30
AERO SERVICES INTERNATIONAL INC
filed 1999-08-19
CIK 350200

U. S. Securities and Exchange Commission
                              Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999
TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from to
Commission file number 0-10190-0
AERO SERVICES INTERNATIONAL, INC.
(Exact name of small business issuer as
specified in its charter)
LOUISIANA 72-0385274
(State or other jurisdiction (IRS Employer Identification No.)
of incorporation or organization)
660 Newtown-Yardley Road, Newtown, PA 18940
(Address of principal executive offices
(215) 860-5600
(Issuer's telephone number)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No
State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1999: Common stock (without par value) 7,998,052 shares.
Transitional Small Business Disclosure Format (Check one): Yes      No X

                     AERO SERVICES INTERNATIONAL, INC. & SUBSIDIARIES
                                         INDEX
PART I - Financial Information                                Page Number
Item 1. Financial Statements
Condensed Consolidated Balance Sheet
June 30, 1999 (unaudited)                                           2
Consolidated Statement of Earnings
three months and nine months ended June 30, 1999
and 1998 (unaudited)                                                3
Condensed Consolidated Statement of Cash Flows
nine months ended June 30, 1999 and 1998
(unaudited)                                                         4
Notes to Condensed Consolidated Financial Statements
(unaudited)                                                         5
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operation                        8
PART II - Other Information
Item 1. Legal Proceedings                                          10
Item 6. Exhibits and Reports on Form 8-K                           11


                 AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               JUNE 30, 1999
(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
CURRENT ASSETS
Cash                                                                 $ 30
Customers receivables, less allowance for
doubtful accounts of $31                                               97
Escrow funds                                                        3,046
Notes receivable - affiliate                                        1,801
Inventories                                                            50
Prepaid expenses and other current assets                             145
Sinking fund                                                          476
TOTAL CURRENT ASSETS                                                5,645
PROPERTY AND EQUIPMENT, NET                                         1,307
OTHER ASSETS
Investments                                                         9,875
Other                                                                 499
TOTAL ASSETS                                                      $17,326
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable                                                        $ 11
Current maturities of long term debt-affiliate                      8,124
Current maturities of long term debt-other                             46
Accounts payable-trade                                                668
Accrued expenses
Property, payroll, and other taxes                                  1,700
Other                                                                 503
Affiliate                                                           3,483
Property taxes - Chicago                                            3,099
TOTAL CURRENT LIABILITIES                                          17,634
LONG-TERM DEBT, less current maturities
Affiliate                                                           7,667
Other                                                                 218
TOTAL LONG-TERM DEBT                                                7,885
OTHER LONG TERM LIABILITIES                                           212
REDEEMABLE PREFERRED STOCK                                          3,624
STOCKHOLDERS' DEFICIT
Common stock                                                       10,400
Additional paid-in capital                                          4,724
Accumulated deficit                                               (26,916)
                                                                  (11,792)
Less: Common stock in treasury                                        237
TOTAL STOCKHOLDERS' DEFICIT                                       (12,029)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                         $17,326
See Notes to Condensed Consolidated Financial Statements.


                   AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED
                                   STATEMENT OF EARNINGS
(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                           June 30,                 June 30,
                                      1999         1998       1999        1998
NET SALES                            $ 579       $ 3,167    $ 5,722    $ 8,470
COST AND EXPENSE
Cost of sales                          271         1,311      2,136      3,519
Departmental costs                     506         1,191      2,809      3,226
Administrative costs                   499           308      1,283        813
Interest expense - other                24            35        256        129
Interest expense - affiliate           328           409        996      1,159
                                    (1,049)          (87)    (1,758)      (376)
Gain on sale of certain FBO
operations                               -             -     17,070          -
Other income, net                       67            22        583         63
Income (loss) before taxes            (982)          (65)    15,895       (313)
Income tax expense                       -             -      5,000          -
NET INCOME (LOSS)                     (982)          (65)    10,895       (313)
Preferred dividends                    (34)          (65)      (104)      (194)
Accretion of preferred stock           (11)           (8)       (32)     $ (24)
Net income (loss) applicable
to common shareholders              (1,027)       $ (138)  $ 10,759     $ (531)
Net income (loss) per share
Basic                              $ (0.13)      $ (0.02)    $ 1.40    $ (0.08)
Dilutive                           $ (0.11)      $ (0.02)    $ 1.31    $ (0.08)
Weighted average shares
outstanding:
Basic                            7,998,052     6,998,052  7,712,388  6,998,052
Dilutive                         8,574,792     6,998,052  8,289,078  6,998,052
See Notes to Condensed Consolidated Financial Statements.


                          AERO SERVICES INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
                                                          NINE MONTHS ENDED
                                                               JUNE 30,
                                                          1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $10,895        $(313)

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                                226          296
Provision for losses on accounts receivable                    6            7
Provision for obsolete inventory                               4            3
Gain on sale of certain FBO operations                   (17,138)           -
Change in assets and liabilities:
(Increase) decrease in accounts receivable                   290         (231)
Increase in escrow funds                                  (3,046)           -
Decrease in notes receivable                                 500            -
Increase in notes receivable - affiliate                  (1,703)           -
Increase in inventory                                        (17)         (24)
(Increase) decrease in other current assets                  126          (80)
Decrease in assets held for sale                           1,452            -
Increase in sinking fund                                    (146)           -
Decrease in deferred taxes                                 5,000            -
Increase in investments                                   (9,875)           -
Increase in other assets                                    (389)        (137)
Increase in accounts payable                                 119            9
Increase (decrease) in property,
payroll, and other taxes                                     (59)         210
Decrease in other current liabilities                       (775)        (100)
Increase in other liabilities - affiliate                    816          712
Increase in property taxes - Chicago                          79            -
Decrease in other long term liabilities                        -          (20)
Other                                                       (108)          (5)
Total adjustments                                        (24,638)         640
Net cash (used in) provided by operating activities      (13,743)         327
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of certain FBO operations              17,750            -
Purchases of property and equipment                         (520)        (167)
Net cash (used in) provided by investing activities       17,230         (167)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form issuance of notes payable-affiliate            234          100
Proceeds from issuance of notes payable                    1,215           75
Principal payments of notes payable-affiliate               (467)        (234)
Principal payments of long-term debt                      (4,680)         (20)
Net cash used in financing activities                     (3,698)         (79)
Net increase (decrease) in cash & cash equivalents          (211)          81
Cash and cash equivalents at beginning of year               241          131
Cash and cash equivalents at end of third fiscal
quarter                                                     $ 30        $ 212
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                   $ 456        $ 547
Income taxes                                                   -            -
See Notes to Condensed Consolidated Financial Statements.
NOTE 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The condensed consolidated balance sheet as of June 30, 1999, consolidated statement of earnings for the nine month and three month periods ended June 30, 1999 and 1998, and the condensed consolidated statement of cash flows for the nine month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1999 and for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 annual report on Form 10-KSB. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.
NOTE 2: CASH AND SHORT-TERM SECURITIES
The Company considers cash on hand and deposits in banks as cash and cash equivalents. All items in this category have maturities of less than three months.

NOTE 3: INVENTORIES
Inventories are classified as follows:
                                                                   JUNE 30
                                                                     1999
Aircraft parts and accessories, oil and
supplies less provisions for obsolete
and slow-moving, and excess quantity
of $20                                                                $12
Fuel                                                                   38
                                                                      $50
NOTE 4: ESCROW FUNDS
On March 11, 1999 the Company sold its FBO at Chicago's Midway Airport for $17,750. From the proceeds of the sale, $3,511 was held in escrow for the payment of the industrial revenue bond, including interest. The bond was paid in full on April 15. Another $3,020 was held in escrow for the payment of real estate taxes in arrears. These taxes are in dispute. The balance of $3,046 includes interest earned through June 30.
NOTE 5: NOTES RECEIVABLE - AFFILIATE
$1,744 of this category is the outstanding balance against a $1,800 line-of-credit given to Brant Motor Sports, Inc., whose principals include R. Ted Brant and Bobby Adkins, both members of the Company's Board of Directors and Company employees. The interest rate on this loan is prime less 1%. The remainder of the balance is accrued interest on the debt.
NOTE 6: SINKING FUND
The sinking fund was established pursuant to an agreement with PHH Corporation (PHH), a guarantor of the letter-of-credit supporting the industrial revenue bond with Cook County, Illinois, whereby the Company would make certain agreed-to monthly payments into the fund. The purpose of the fund was to provide for payment of the $3,500 bond due in 2014. However, with the sale of the Chicago FBO, the $3,500 bond was paid in full on April 15, 1999. Under the agreement with PHH, however, the Company continued to make monthly payments into the fund for three months after the bonds were paid. The balance of the fund was returned to the Company on July 20.
NOTE 7: INVESTMENTS
This amount represents the Company's investment in a limited liability company named RTB/AS, L.L.C. The other investor in this company is R. Ted Brant, Jr., the Company's President and Chairman of the Board of Directors. The express purpose of RTB/AS, L.L.C. is to invest in the auto racing industry.
NOTE 8: ACCRUED EXPENSES
The major component of the $1,700 accrued for property, payroll, and other taxes is an accrual of $1,668 for a New York motor fuels tax assessment which has been appealed.
Of the $3,483 of accrued expenses - affiliate, $3,427 is interest on the notes due Transtech Holding Company.
NOTE 9: FINANCING ARRANGEMENTS
Long Term Debt-Affiliate
Included in this category are $7,981 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes, classified as current maturities of long term debt, provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing a prime interest rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Also, this category includes $757, the balance due on the purchase of an airplane in July 1996 from R. Ted Brant, the Chairman of the Board and Chief Executive Officer of the Company. The note is due Cessna Corporation but remains in the name of Mr. Brant. The Company makes payments directly to Cessna.
Long Term Debt-Other
In October 1998, the Company entered into a fuel supply agreement with Avfuel Corporation (Avfuel) whereby Avfuel will be the exclusive fuel provider at the Company's FBOs for a period of seven years. In addition, the Company borrowed $1,000 from Avfuel. Under the terms of the note, Aero must make monthly payments equal to $0.045 per gallon for each gallon of jet aviation fuel delivered by Avfuel to Aero under the fuel supply agreement during the preceding month. Each of the monthly payments shall be funded by means of a financing rebate issued by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to Aero during the previous month. The note carries an interest rate of prime plus 1.75% and has a maturity date of September 15, 2006. In March 1999, the buyer of the Company's Chicago FBO assumed $750 of this debt. At June 30, 1999 the outstanding balance of $216, less the current portion of $45, is included in long term debt.
NOTE 10: INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock.
NOTE 11: RELATED PARTIES TRANSACTIONS
The Company is indebted to its major shareholder Transtech (holder of 50.4% of common stock and 71.8% of preferred) in the amount of $14,891. Relative to this debt, the Company had accrued interest of $3,427 at June 30. During the nine months ended June 30, 1999 the Company paid $157 of interest and $9 of principal to Transtech. In December 1998 the Company issued 500,000 shares of common stock to Transtech in exchange for $315 of debt forgiveness.
The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During the nine months ended June 30, 1999 the Company was billed $72 for use of the aircraft. During fiscal year 1998, the Company's Board of Directors approved a $500 line-of-credit, later increased to $1,500 in March 1999, and to $1,800 in May 1999, for a company called Brant Motor Sports, Inc. (See Note 5 for details.)
NOTE 12: CONTINGENT LIABILITIES
A. Environmental Matters
The Company's business involves the storage, handling and sale of fuel, and the provision of mechanical maintenance and refurbishing services which involve the use of hazardous chemicals. Accordingly, the Company is required to comply with federal, state and local provisions which have been enacted to regulate the discharge of material into the environment or otherwise relate to the protection of the environment.
The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 since reaching the settlement.
At June 30, 1999 the Company has included in its financial statements an accrual for environmental remediation of $342. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $342 has not been reduced by any expected future reimbursements from Wisconsin.
B. Litigation
Please refer to Part II, Item 1 on page 10 for a discussion of current litigation matters.


                            PART I - FINANCIAL INFORMATION
                       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES (DOLLAR AMOUNTS IN THOUSANDS)
Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.


                                  Three Months Ended         Nine Months Ended
                                        June 30,                    June 30,
                                   1999         1998        1999          1998
Net Sales                         100.0%       100.0%      100.0%       100.0%
Cost of Sales                      46.8         41.4        37.3         41.5
Departmental costs                 87.4         37.6        49.1         38.1
Administrative costs               86.2          9.7        22.4          9.6
Interest expense (Net)             60.8         14.0        21.9         15.2
Other income                       11.6          0.7       308.5          0.7
Income tax                            -            -        87.4            -
Net income (loss)                (169.6)        (2.0)      190.4         (3.7)

Sales for the nine month period ended June 30, 1999 decreased $2,748 (32%) as compared to the same period in 1998. This decrease resulted from the sale of the Chicago FBO on March 11. During the three months ended June 30, 1999 sales decreased $2,620 as compared to the same period in 1998, again resulting from the sale of the Chicago FBO.
Cost of sales for the nine month period in 1999 has been reduced by 4.2% of sales to 37.3% as compared to 41.5% in 1998. This decrease is due to a change in sales mix and an increase in fuel margins. Cost of sales for the three month period increased by 5.4% of sales to 46.8%. This change is also a result of the sale of Chicago.
Departmental costs decreased by $417 (13%) during the nine month period but when Chicago is excluded from the comparison, these costs increased by $256, with the major increase of $120 in payroll and related costs. For the third quarter alone, departmental costs are up $67 (16%) after adjusting for the sale of Chicago.
Administrative costs increased by $470 (58%) during the nine month period with the major increases in legal expense ($278) and professional fees ($198), both resulting from tax and investment planning that was required by the sale of Chicago. During the three month period ended June 30, these costs increased by $191.


                              PART I - FINANCIAL INFORMATION
                         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          AERO SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
(DOLLAR AMOUNTS IN THOUSANDS)
LIQUIDITY AND CAPITAL RESOURCES
Working capital deficiency at June 30, 1999 decreased by $1,107 to ($11,989) from September 30, 1998. Current assets decreased by $2,677, with the major changes being increases in escrow funds of $3,046 and notes receivable-affiliate of $1,703, being reduced by decreases in deferred taxes of $5,000, assets held for sale of $1,452 and notes receivable of $500. Current liabilities decreased by $3,784 to $17,634 with the majority of the decrease ($3,500) from the payment of the Chicago Industrial Revenue Bond.
Operations during the nine months ended June 30, 1999 used $13,743 of cash. Cash of $19,199 was provided by the sale of the Chicago FBO ($17,750) and the issuance of notes payable ($1,449). Cash of $520 was used to purchase fixed assets and $5,147 was used to reduce the principal amount of notes payable. In January 1999, the Company and R. Ted Brant formed a limited liability company named RTB/AS, L.L.C. to invest in the auto racing industry. The Company's total investment in RTB/AS, L.L.C. to date is approximately $10 million and could eventually be approximately $12.5 million. The Company continues to explore other business opportunities not related to the aviation industry. One such opportunity under consideration is a joint venture for the construction and operation of an indoor motor speedway and exhibition center. Management is continuing to search for business opportunities that could produce profits whereby the approximately $34 million of net operating loss carry forward could be utilized to produce cash flow. However, there can be no assurance that the Company can be returned to profitability or maintained as a going concern.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AERO SERVICES INTERNATIONAL, INC.
(Registrant)
____________________________________
(Signature)
Paul R. Slack
Chief Accounting Officer
and Controller
_____________________________________
(Signature)
R. Ted Brant
Chairman of the Board
Date: August 17, 1999