Form 10KSB
period 2000-09-30
B FAST CORP
filed 2002-01-02
CIK 350200

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB



[ X ]       15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended September 30, 2000 and 1999

[   ]       15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
            Commission file number ___________

b-Fast Corp.
(Name of small business issuer in its charter)

Louisiana                          72-0385274
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification No.)

660 Newtown - Yardley Road
Newtown, Pennsylvania               18940
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number  (215) 860-5600

Securities registered under Section 12(b) of the Exchange Act:

Title of each class ___________.
Name of each exchange on which registered None

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

Yes [   ]     No [ X ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer's revenues for the year ended September 30, 2000.
$3,637,891

State the aggregate market value of the voting stock held by non-affiliates as of December 7, 2001.

-  Common Stock (without par value)          $832,891
   (1)  See Note Below

-  Series A Cumulative Convertible
   Preferred Stock                            $93,484
   (2)  See Note Below

(1)  Based upon the average bid and asked prices of the Company's
Common Stock as of December 7, 2001.

(2)  Based upon the average bid and asked price of the Company's
Series A Cumulative Convertible Preferred Stock as of December 7, 2001.

State the number of shares outstanding of each of the Company's classes of common equity as of September 30, 2000:

-  Common Stock (without par value) 7,998,052 shares.


Item 1.  Description of Business

GENERAL DEVELOPMENT OF BUSINESS

b-Fast Corp. ("the Company"), founded in 1948, was incorporated in Louisiana under the name "Pan-Air Corporation". Since 1976, the Company conducted business primarily under the name "Aero Services" and changed its name to "Aero Services International, Inc." in 1980. In September 1999, the Company again changed its name to "b-Fast Corp." The Company's corporate office is located at 660 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and its telephone number is 215-860-5600.

The Company supplied ground support services for general aviation aircraft at two airports located in Harrisburg, Pennsylvania, and Morgantown, West Virginia. Its facilities are more commonly referred to as a "Fixed Base Operation" or "FBO". In October 2000, the Morgantown FBO was sold. The Company provides on demand "line services" for the general aviation fleet that includes the fueling, ground handling and storage of aircraft along with the subleasing of hangar and office space to tenants. In conjunction with its general aviation activities the Company also provides, on a contractual basis, ground support services for commercial airlines. These services primarily include fueling and de-icing.

During fiscal year 1999, the Company entered into several transactions involving the auto racing industry, all of which were anticipated to diversify the business risks associated with the Company's then dependency on general aviation services.

CORPORATE REORGANIZATION

During fiscal 1994, Triton Energy Corporation ("Triton") the
Company's then principal shareholder and creditor, sold all its notes outstanding from the Company, common stock and a large portion of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Stock") to Transtech Holding Co., Inc. ("Transtech"). See Item 12 for additional information.

	Transtech is a holding company owned and managed by individuals with management experience and ownership (direct and indirect) of other FBOs. Concurrent with the sale described in the preceding paragraph,
R. Ted Brant ("Brant"), Bobby R. Adkins ("Adkins"), and Maurice Lawruk were named directors of the Company (the "New Board"). At the same time, Transtech agreed to forgive a portion of the debt ($2,723,000), eliminate accrual of interest on the debt from the Company through November 1994, and to forebear for three years collection of the remaining $15,610,000 of principal debt to the extent that payments would exceed 50% of the Company's available cash flow.

	The New Board then reviewed the Company's financial status and determined that the Company needed to improve its liquidity so that it would be in a position to maintain payables on a satisfactory basis and have funds available for acquisition of additional FBOs. Accordingly, the Company sold its Scottsdale, Arizona; Richmond, Virginia; Tri-City, Michigan; and Youngstown, Ohio bases. These sales produced over $3,900,000 in cash before associated expenses. In April 1995, the Company purchased 100% of the stock of Mountain State Flight Services, Inc. ("Mountain State"), a West Virginia corporation, for $390,000. Mountain State operated the sole FBO at the Morgantown, West Virginia airport. Brant was a shareholder and President of Mountain State at the time of purchase.

On November 8, 1995, the Company sold its operating lease and purchase option with Eagle Air to operate a FBO at Houston's Hobby Airport to TigerAir, a corporation formed by Wallace Congdon. The purchase price was $250,000 in the form of a promissory note. Simultaneous with the closing, Mr. Congdon resigned his positions as President, Chief Operating Officer, and Director of the Company.

On May 10, 1996 the Company sold, to Jason IV, owner of a competitor FBO on the airport, its leasehold interest at New Orleans' Lakefront Airport for $900,000. The Company received $300,000 cash at settlement and two promissory notes for the balance of the purchase price. A note in the amount of $100,000, bearing interest at the rate of 8% per annum was paid in February 1997. A note in the amount of $500,000 bearing interest at the rate of 9% per annum was paid in November 1998.

In November 1997 the Company began operations at a new FBO located at Harrisburg International Airport in Middletown, Pennsylvania under the terms of a five year lease with the Commonwealth of Pennsylvania signed in July 1997. The Company commenced negotiations to secure an extension of this lease. Although the company expects to secure an extension, there can be no assurances these negotiations will be successful.

On August 20, 1998 the members of the Board of Directors elected
James R. Affleck, Jr., a vice president of Aero, to be a Director of the Company in order to fill a vacancy.

On September 3, 1998 the members of the Board of Directors elected Alice F. Buford to be a Director of the Company in order to fill a vacancy.

On September 30, 1998 the Company held its annual meeting where all five members of the Board of Directors were re-elected to the Board for a one year term, with Messrs. Brant and Lawruk, and Ms. Buford serving as regular directors and Messrs. Adkins and Affleck as designated directors.

On March 11, 1999 the Company sold its FBO at Chicago's Midway
Airport to Atlantic Aviation Flight Support, Inc. for $17,750,000 plus the assumption of certain debt of approximately $1,012,000. (See, "Item 6, Management's Discussion and Analysis").

During 1998, the Company began exploring investments in other business opportunities not related to the aviation industry. To this end, the Company, in conjunction with Brant, formed a limited liability company named RTB/AS, L.L.C. ("RTB/AS") in January 1999. The purpose of this company is to invest in the auto racing industry. The Company owns a 99% interest in RTB/AS and Brant owns a 1% interest. The Company contributed $9,875,000 to RTB/AS in 1999 from the proceeds of the sale of its FBO in Chicago. RTB/AS acquired an After Tax Economic Interest ("ATEI") in Brant's 30% ownership interest in an auto racing entity for $4,275,000.

During 1998, the Company's Board of Directors approved a $500,000 line of credit, increased to $1,500,000 as of March 1, 1999, and further increased to $1,800,000 in May, 1999, for Brant Motorsports, Inc. ("Inc."). The interest rate on the line of credit is prime less 1%. Inc. is owned 100% by Brant, was involved in the auto racing business, and promoted race cars and sold advertising. (See, "Item 12
- Certain Relationships and Related Transactions" for additional information.) At September 30, 1999 management determined that all amounts due on the line of credit, outstanding interest and additional advances made to Inc. were not collectible. Therefore, the Company has reserved amounts totaling $1,911,000. In June 1999, the Company acquired a 50% non-voting interest in Brant Motorsports, LLC, ("LLC"), a Delaware limited liability company, with Brant owning a 50% voting interest. In January 2000, as part of a restructuring of its operations and finances, Inc. transferred all of its assets and liabilities to LLC. The transfer offered an opportunity for the Company to possibly collect on the indebtedness of Inc. In connection with the transfer of the indebtedness from Inc. to LLC, Inc. obtained a forbearance from the Company from collection on all amounts outstanding.

On June 28, 2000, Brant died unexpectedly. On July 11, 2000, Maurice Lawruk was elected Chairman of the Board of Directors to replace Mr. Brant. Also, on the same date, the Board of Directors elected Mr. Adkins as President and Chief Executive Officer and appointed Richard W. Brant, MD, the son of Brant, as a Director.

On October 31, 2000, the Company sold its FBO at Morgantown, West Virginia to the City of Morgantown for $150,000 plus the release of the Company from certain obligations to that City. During fiscal 1999 this facility generated income of $15,000, but had a loss of $39,000 in fiscal 2000. Even as the only FBO on this airport, the traffic volume made it difficult to be consistently profitable.

BUSINESS OF ISSUER

The Company supplies ground support services to corporate and other general aviation aircraft at an FBO located at the airport in Harrisburg, Pennsylvania. The Company provides line services, subcontracts maintenance and repairs of aircraft, and leases hangar space to various tenants. The Company also provides ground support services (including fueling and de-icing) to commercial airlines, air freight carriers and overnight courier services. In addition, the Company has entered into certain transactions that are directly and indirectly related to motorsports and auto racing.

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

The Company's line service customers are primarily owners and operators of corporate aircraft, including those based at the Company's facilities and others that are transient. The business of providing line services is highly competitive.

Hangar Leasing

The Company leases hangar and ramp (tie down) space to customers whose aircraft are based at its facilities and to various aviation related businesses. Leases of hangar space vary in duration and are most often associated with line service customers who operate corporate and private aircraft.

Commercial Airline Services

Commercial airline ground support services are provided to airlines and regional air carriers on a contractual basis at the Harrisburg FBO. Services provided include aircraft fueling and de-icing. In commercial airline fueling, the Company receives a fee for transporting fuel owned by the airline from a storage facility and pumping the fuel into the airline's aircraft.

SUPPLIES

65% of the Company's sales during the fiscal year ended
September 30, 2000 was derived from the sale of fuel. The availability to the Company of an adequate supply of fuel, particularly jet fuel, is critical to the Company's operations. The Company had purchased fuel exclusively from Exxon through September 1998, but entered into a fueling agreement with Avfuel Corporation beginning in October 1998. Management believes that the Company's present allocations of fuel and other supplies are adequate to meet overall demand for the foreseeable future. Supplies could be interrupted, curtailed or allocated to other providers of fuel services for a variety of reasons, including, but not limited to, a refinery shutdown, severe weather or war.

RESEARCH AND DEVELOPMENT:  NEW PRODUCTS

The nature of the Company's business is service related with no amounts of money devoted to research and development or new products.

ENVIRONMENTAL PROTECTION

The Company's business operations involved the storage, handling and sale of aviation fuel utilizing underground storage tanks ("USTs") at its various facilities, most recently being only the FBO at Chicago that was sold in March 1999. The other two FBO locations use above ground storage tanks. The operations of the Company are subject to a number of federal, state and local environmental laws and regulations, which govern the use of hazardous substances, including the storage and sale of aviation fuels, and also including regulations of USTs.

While the Company believes that all EPA problems have been identified and where required adequately provided for in its financial statements, it realizes that additional and potentially substantial environmental liabilities may arise in the future. The Company does not anticipate experiencing any competitive disadvantage because the entire industry is subject to these regulations. (See "Note 13 - Commitments and Contingent Liabilities - Environmental Matters").

The Company does not presently maintain insurance covering losses associated with environmental contamination. Some states in which the Company formerly operated USTs have state operated "trust funds" that could reimburse the Company for certain clean-up costs and liabilities incurred from USTs. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on USTs or fuels purchased within the state. The coverage generally will provide up to $1,000,000 for the clean-up of environmental contamination. The funds require the Company to pay deductibles ranging from $5,000 to $50,000 per occurrence. The facility which operates USTs was sold in 1999 and an escrow amount of $390,000 was withheld from the sales proceeds to provide for any cleanup that may be necessary when its tanks are removed.

The Company may be subject to added exposure on environmental issues either because new situations of contamination are discovered and/or because the regulatory environment becomes more burdensome. Nonetheless, the Company believes it has taken reasonable steps to accurately estimate future expenses required by compliance with environmental regulations. Based on all information available to date, and further based on existing regulations, the Company believes it has established sufficient accruals to meet its estimated identified obligations.

GOVERNMENT CONTRACTS

The Company does not have any contracts with the Government which are subject to renegotiation of profits.

COMPETITION

The FBO industry is highly competitive with approximately 4,000
FBOs nationwide. Some of the Company's competitors are highly experienced operators of networks with greater resources than the Company. The nature of the business is such that the competition is not necessarily confined to the same airport but extends to other airports, due to the mobility of aircraft.

EMPLOYEES

As of September 30, 2000, the Company had approximately 38 full-time and 4 part-time employees. As of November 30, 2001, and after the sale of the Morgantown FBO, the Company had 24 full-time and 4 part-time employees. None of the employees is represented by a union.

Item 2.  Description of Properties

The Company's corporate headquarters are located at 660 Newtown-
Yardley Road in Newtown, Pennsylvania. The Company operates a general aviation services facility, commonly referred to as a FBO, at Harrisburg International Airport under the terms of a lease agreement with the regional airport authority. The current lease expires July 1, 2002.

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

Item 3.  Legal Proceedings

The Company is subject to several complaints filed over the past several years in different courts or administrative agencies on a variety of grounds. The Company is also exposed to a number of asserted and unasserted potential claims. These matters are encountered in the ordinary course of business. In the opinion of Management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position, cash flow, and operations. Management believes that it has established adequate reserves for all of these claims. The Company believes it has strong defenses and intends to vigorously defend its position.

From December 1994 through December 1996, the Company received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments"). The Company ceased doing business in New York in November 1993. The Assessments resulted from an audit performed in September 1994, and totaled approximately $2,600,000 including penalties and interest. The Company has recorded a charge of $1,668,000 for principal ($850,000) and interest and penalties thereon ($818,000) in fiscal years prior to September 30, 1999. Were the taxing authority of the State of New York to be successful in sustaining the assessments together with the maximum penalties, the amount due would exceed the charge recorded by the Company. The Company timely filed appeals of all the assessments as they were received. On November 7, 2001, an Administrative Law Judge sustained the Assessments, together with penalties and interest. The Company is appealing this decision and has not provided for the incremental amounts assessed as management believes it will settle this matter for an amount not materially in excess of the amount recorded.

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of the shareholders of the Company was held on September 23, 1999 at the Ramada Inn in Harrisburg, Pennsylvania for the following purposes: to elect directors; to ratify the amendment to the Articles of Incorporation to increase the authorized Common Stock from 15 million to 60 million shares; to ratify the exchange of all of the issued and outstanding Series A Stock into common stock at a rate of eight shares of common stock for each share of Series A Stock for every holder other than Transtech, and four shares of common stock for each share of Series A Stock held by Transtech; to ratify the issuance of 12,507,000 shares of common stock, no par value, in consideration of the forgiveness by Transtech of $6,253,5000 of indebtedness owed to Transtech by the Company; and to ratify the change in the name of the Company from Aero Services International Inc. to b-Fast Corp.

At the meeting it was indicated that a quorum was present for both the Series A Stock and Common stock shareholders. Therefore, the Inspector of Election compiled results of the balloting on the designated directors and certified that Adkins and James R. Affleck, Jr. were duly elected with the votes cast as follows:

Bobby Ray Adkins - 104,490 yes votes, 0 nay votes
James R. Affleck, Jr. - 104,490 yes votes, 0 nay votes

There were no additional candidates proposed by the shareholders of Series A Stock.

The Inspector of Election then compiled results of the balloting on the election of regular directors and certified that Brant, Alice F. Buford, and Maurice Lawruk were duly elected with the votes cast as follows:

R. Ted Brant - 4,393,709 yes votes, 0 nay votes
Alice F. Buford - 4,393,709 yes votes, 0 nay votes
Maurice Lawruk - 4,393,709 yes votes, 0 nay votes

There were no additional candidates proposed by the Common stock shareholders.

The Inspector of Election then certified that the amendment to the Articles of Incorporation was approved by the Common stock shareholders with 4,390,545 yes votes.

The Inspector of Election then certified that the exchange of the Series A Stock into Common stock was approved by both the Common stock and Series A Stock shareholders, with the votes cast in favor of the amendment as follows:

Common stock shareholders - 4,400,4000
Series A Stock shareholders - 103,840

The Inspector of Election then certified that the issuance of 12,507,000 shares of Common stock in consideration of the forgiveness by Transtech of $6,253,500 of indebtedness owed it by the Company was approved by the Common stock shareholders with 4,398,250 votes cast in favor.

The Inspector of Election then certified that the change of the corporate name was approved by the Common stock shareholders, with 4,363,734 votes cast in favor.

The Company has yet to implement the following proposals approved by the shareholders at the September 23, 1999 shareholders meeting:
the exchange of the Series A Stock; and the issuance of the shares of Common Stock in consideration or the forgiveness of indebtedness by Transtech (collectively, the "Proposals"). The Company does not currently have sufficient Registered Common Stock to effect the Proposals. Until the Company is current with its reporting obligations under the Securities Exchange Act of 1934, as amended ("1934 Act"), additional Registered Common stock cannot be issued and the Proposals cannot be implemented. The Company plans to complete all necessary filings in order to enable the Company to effect the registration of additional shares of Common stock and to be in compliance with the 1934. (See, "Note C - Management's Plans").

	PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)  PRICE RANGE OF COMMON STOCK

The Company's common stock is traded in the "pink sheets" with the symbol BFST.

The following table sets forth the high and low bid prices of the common stock for the periods indicated. The bid prices represent inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

		COMMON

                             HIGH             LOW
Fiscal Year 2000:
  First Quarter              .375            .3125
  Second Quarter             .32             .20
  Third Quarter              .45             .15
  Fourth Quarter             .52             .20

Fiscal Year 1999:
  First Quarter              .01             .01
  Second Quarter             .045            .011
  Third Quarter              .6875           .015
  Fourth Quarter             .50             .17

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of September 30, 2001, there were approximately 608 record holders of the Company's Common stock. Included in the number of stockholders of record are stockholders who have chosen to have their shares held in "nominee" or "street" name. The Company does not know how many additional shareholders are so represented.

(c)  DIVIDENDS

Dividends on the Series A Stock are cumulative from the date of issue and payable quarterly, except in certain circumstances as defined in the articles of incorporation. Under the Company's current circumstances, the Company is not required or may not pay such dividends on its Common stock or Series A Stock. Additionally, a credit facility with an affiliate signed in December 1989 prohibits the payment of any dividends on Common stock without the prior written approval of the lender. Cash dividends and certain other distributions on Common stock are also prohibited unless all accrued dividends on the Series A Stock have been paid. Therefore, the Company has not paid cash dividends on its Series A Stock or Common stock. The Company anticipates that it will not pay any cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated.

                 YEAR ENDED  SEPTEMBER 30,
                                      2000               1999



Net Sales                            100.0%     100.0%
Cost of Sales                         47.6       37.9
Departmental costs                    54.8       28.6
Administrative costs                  28.7       61.7
Gain on sale of FBO operation            -      273.3
Interest expense                      44.2       25.2
Other income                           1.6        3.9
Income tax expense                       -       77.8
Net income (loss)                    (73.7)     146.0

For a basis of comparison, the results of operations are presented for the years ended September 30, 2000 and 1999. Income and expenses not related to a specific location are shown as Corporate.

September 30, 2000
(Dollar amounts in thousands)

                             HARRISBURG     MORGANTOWN      CORPORATE    TOTAL

NET SALES                     $2,561         $994        $     82      $ 3,637

COSTS AND EXPENSES
Cost of Sales                  1,056          588              87        1,731
Departmental Costs             1,073          390             531        1,994
Administrative Costs              83           58             901        1,042
Income (Loss) from operations $  349         $(42)        $(1,437)     $(1,130)

September 30, 1999
(Dollar amounts in thousands)

                     CHICAGO  HARRISBURG    MORGANTOWN    CORPORATE     TOTAL

NET SALES             $4,249      $1,177       $ 944      $    56     $ 6,426

COSTS AND EXPENSES
Cost of Sales          1,459         333         502          144       2,438
Departmental Costs       214         737         373          511       1,835
Administrative Costs     290          44          54        3,575       3,963
Income (Loss) from
  operations          $2,286      $   63        $ 15      $(4,174)    $(1,810)

Comparison of the Years Ended September 30, 2000 and 1999

Sales for the year ended September 30, 2000 decreased by $2,789,000 from net sales for the year ended September 30, 1999. The sale of the Chicago FBO in 1999 accounted for a decrease of $4,249,000. The Harrisburg FBO produced an increase in sales of $1,384,000. In part, this increase is due to the only competitor at the airport discontinuing fuel sales to concentrate on maintenance.

Cost of sales increased by 9.7% to 47.6% in 2000. However, when compared to 1999 excluding the Chicago FBO, the increase was only 2.6%. Gross profit also decreased from 62.1% for fiscal 1999 as compared to 52.4% for fiscal 2000. The reasons for the variance include, but are not limited to, the relative mix of products and services, particularly "into-plane services" (fuel pumping fees charged to certain commercial aviation customers) offered and sold by the Company. The sale of the Chicago FBO during fiscal 1999, for example, terminated into-plane services at that facility which produced no related costs of services. All expenses associated with into-plane services are charged to departmental costs.

Net departmental costs increased $159,000 in fiscal 2000. This figure excludes the favorable real estate tax settlement associated with the sale of the Chicago FBO in fiscal 1999 of $1,191,000. Giving effect to this settlement, departmental costs decreased $1,032,000 in fiscal 2000. The increase in sales at Harrisburg required additional staffing, resulting in a $209,000 increase in payroll and benefits. Additional equipment was needed, resulting in an increase of equipment rental and related repairs and maintenance of $73,000. Rent paid to the airport increased $38,000 and insurance increased $20,000.

	Administrative costs decreased by $2,921,000 from $3,963,000 during fiscal 1999 to $1,042,000 during fiscal 2000. A major component of this decrease is the reserve of $1,911,000 recorded in 1999 for uncollectible notes and advances receivable from related parties. The sale of the Chicago FBO created a reduction of $290,000 in administrative costs. Additionally, advertising expenses were $92,000 less in fiscal 2000 as compared to fiscal 1999. The Company also recognized a charge of $179,000 in administrative costs during fiscal 1999 related to the write off of an unexercised option to acquire additional ATEI in Brant's ownership in an auto racing entity. This option expired in January 2000. (See, "Note B - Significant Transactions.")

Interest expense decreased by $13,000. The reduction of $73,000 of interest expense at the Chicago FBO is due to the payment of the $3,500,000 industrial revenue bond and was offset by interest on additional borrowing of $331,000 and an increase in the prime rate of 1.5% during 2000.

	In March 1999, the Company sold its FBO at Chicago's Midway Airport for $17,750,000. The net gain on the sale was $17,070,000. During fiscal 1999 the Company also recognized the balance of the deferred gain of $492,000 associated with the sale of its New Orleans FBO.

	During the year ended September 30, 1999, the Company recorded the deferred tax expense related to the reversal of the deferred tax asset recorded in fiscal 1998 in connection with the realized gain on the sale of the Chicago FBO.

Liquidity and Capital Resources

Working capital deficiency increased by $130,000 from $1,625,000 at September 30, 1999 to $1,755,000 at September 30, 2000. This increase is the result of restricted cash of $3,081,000 at September 30, 1999 being utilized during fiscal 2000 to satisfy a real estate tax liability to $2,072,000 in connection with the Company's former Chicago FBO. The remainder of the restricted cash was used to fund operations during Fiscal 2000. Working capital has also not increased or decreased significantly because Transtech has agreed to defer payment of accumulated interest and debt until March 20, 2002. Historically, the Company has obtained deferrals from Transtech, and has no reason to believe it will be unable to do so in the future. As such, these amounts are reflected as long-term obligations in the consolidated financial statements.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in "Note C - Management's Plans", the Company has sustained operating losses of $1,130,000 and $1,810,000 for the years ended September 30, 2000 and 1999, respectively, and has deficiencies in working capital and stockholders' equity of $1,755,000 and $16,404,000 respectively, at September 30, 2000, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C - Management Plans").
See also, "Note H - Income Taxes").

On March 11, 1999 the Company sold its FBO at Chicago's Midway
Airport to Atlantic Aviation Flight Support, Inc. for $17,750,000 plus the assumption of certain debt of approximately $1,012,000. From the proceeds of the sale, three escrow funds were established. One for $3,511,000 was used to pay the industrial revenue bond, including interest, in April 1999. Another $3,020,000 was for payment of real estate taxes in arrears. The Company had disputed this amount and had legal representation negotiating a settlement with the State of Illinois. Resolution of this matter was reached in February 2000 with the Company paying $1,999,000 of the escrowed amount for real estate taxes. A third escrow of $390,000 is being held for possible EPA compliance when the USTs are removed within 18 to 24 months.

During 1998, the Company's Board of Directors approved a $500,000 line of credit, increased to $1,500,000 as of March 1, 1999, and to $1,800,000 in May 1999 for Inc. Inc. was involved in the auto racing business, and promoted race cars and sold advertising. At September 30, 1999, management determined that the amounts due on the line of credit, interest and additional advances were uncollectible and reserved these amounts totaling $1,911,000.

	Dividends on the Series A Preferred Stock are cumulative from the date of issue and payable quarterly, except in certain circumstances as defined in the articles of incorporation. Under those circumstances, the company is not required or may decline to pay such dividends. Additionally, a credit facility with an affiliate signed in December 1989 prohibits the payment of any dividends on Common stock without the prior written approval of the lender. Cash dividends and certain other distributions on common stock are also prohibited unless all accrued dividends on the preferred stock have been paid. Therefore, the Company has not paid cash dividends on its Common or Series A Preferred Stock. The Company anticipates that it will not pay any cash dividends in the foreseeable future. Dividends in arrears on the Series A Stock are $1,903,000 at September 30, 2000.

The Company is exploring investments in other business opportunities not related to the aviation industry. To this end, the Company, in conjunction with Brant formed RTB/AS in January, 1999.
The purpose of this company is to invest in the auto racing industry. During fiscal 1999, the Company made a capital contribution totaling $9,875,000. As part of the RTB/AS transaction, the Company purchased an ATEI in Brant's 30% ownership interest in an auto racing entity.
The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity. Currently, the Company accounts for all amounts received from Brant as a reduction in its investments in and advances to affiliated entities. During 2000 and 1999, RTB/AS received $647,000 and $568,000 respectively, from Brant. The distributions associated with the ATEI represent a substantial portion of the Company's cash flow.

	The net loss for Fiscal 2000 was $2,680,000. Cash flows used in operating activities amounted to approximately $216,000. The net loss incurred by the Company includes approximately $300,000 of non-cash expenses during the year. The other significant component of net cash used in operating activities in fiscal 2000 included the release of restricted cash to satisfy a real estate liability of $2,072,000 arising in connection with the sale of the Company's Chicago FBO.
(For a comparison of fiscal 2000 to fiscal 1999, see the Consolidated Statements of Cash Flows).

	Cash provided by investing activities was $451,000 during Fiscal 2000, primarily the result of a return on investments in affiliated entities of $646,000, offset by advances and loans to affiliated entities of $171,000 and other capital expenditures of $24,000.

	Cash used in financing activities was $145,000 during Fiscal 2000, consisting principally of proceeds from the issuance of affiliate long-term debt of $135,000 and other long-term debt of $196,000, offset by principal payments of $281,000 and $195,000 on affiliate and other long-term debt, respectively.

	The Company made payments of $193,000 on its current maturities of debt of $376,000 on debt service during the twelve months ending September 30, 2001.

Future Events Likely To Have Material Impact on the Relationship
Between Costs and Revenues

The Company has sold certain of its FBOs over the last six years. Also, the Company resolved potential EPA liabilities at one location. These sales will result in lower revenues not necessarily accompanied by a proportional decrease in costs, particularly general and administrative costs, many of which are relatively fixed and do not vary as a direct function of sales volume.

Impact of Inflation

The Company does not believe that inflation has had any material impact upon its business or operations as the Company has generally been successful in passing along normal inflationary increases in costs to its customers. Unusual or excessively large increases in the price of fuel could also be passed along, subject to certain competitive situations, but overall demand would likely be reduced.

Environmental Issues

	During 2000 and 1999, the Company incurred minor clean-up/remediation expenses in complying with regulations. At September 30, 2000, the Company's financial statements include accruals of $107,000 for expected future clean-up/remediation costs for existing known liabilities.

Forward-Looking Statements

	Certain statements in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those indicated in such statements due to a number of factors, including changes in customer spending patterns and in demand for aviation fuel.

	Additional factors that may affect our business and financial results are the effect of planned and unplanned outages on our operations; the potential impact of strikes or work stoppages at facilities of our customers and suppliers; the sensitivity of our results to relatively small changes in the prices we obtain for our products; competition; the consolidation of many of our customers and suppliers; the costs associated with environmental controls and remediation expenditures and the uncertainty of future environmental control requirements; availability and prices associated with raw materials, supplies, utilities and other services and items required by our operations; employment matters; our ability to obtain new capital at reasonable costs and terms; and the effect of existing and possible future lawsuits against us. The forward-looking statements included in this document are based on information available to us as of the date of this report, and we assume no obligation to update any of these statements.

Item 7.  Financial Statements

The response to this item is submitted as a separate section of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.

The Executive Officers and Directors of the Company are as follows:

        Name                          Age        Position

Maurice R. Lawruk (1)                  70        Chairman of the
                                                 Board of Directors,
                                                 and Director

Bobby R. Adkins (2) (3)                54        President and Chief Executive
                                                 Officer and Director (4)

Alice F. Buford (3)                    53        Director

James R. Affleck, Jr. (2)              61        Director and
                                                 Vice President,
                                                 Assistant Treasurer,
                                                 and Assistant Secretary

Richard W. Brant (5)                   31        Director

Paul R. Slack                          61        Chief Accounting
                                                 Officer, Controller,
                                                 Treasurer and
                                                 Secretary

(1)	Assumed the position of Chairman at a meeting of the Directors held on July 11, 2000 to elect new officers to fill vacant positions resulting from the death on June 28, 2000 of Brant, former Chairman and Chief Executive Officer of the Company.

(2)	Member of the Human Resources Committee

(3)	Member of the Audit Committee

(4)	Named by the Directors at the July 11, 2000 meeting to fill the positions of President and CEO.

(5) Named by the Directors at the July 11, 2000 meeting to fill a vacancy on the Board. Richard Brant is the son of Brant.

	Except for directors elected by the Board to fill vacancies, all of the directors are elected at the Annual Meeting and hold office for a period of one year or until successors are elected and qualified. All of the above named directors except Richard W. Brant, were elected at the September 23, 1999 Annual Shareholders Meeting.

There have been no meetings of the Board committees during the periods covered by this report.

The officers of the Company are the Chief Executive Officer, President, Secretary, Chief Accounting Officer, Treasurer, and such other Vice Presidents as are elected by the Board. All of the officers are elected by the Board and serve at the pleasure of the Board.

R. Ted Brant was elected to the Board of Directors on May 20, 1994 and was appointed Chairman and Chief Executive Officer on May 31, 1994 to replace Mr. John Pugh, who resigned. Mr. Brant was a director and Vice Chairman of Piedmont Aviation Services, Inc. from 1992 through July 1998, when that company was sold, and President and Chief Executive Officer of Valley Air Services, Inc., a position he held since Valley's inception. He was also President and Director of Transtech. On November 20, 1995, Mr. Brant was elected President of the Company by the Board to replace Wallace Congdon, who resigned. Mr. Brant held these positions until his death on June 28, 2000.

Maurice A. Lawruk was elected to the Board of Directors on May 20, 1994. Mr. Lawruk is Vice President of Valley Air Services, Inc., and is on the Board of Directors of Transtech. Mr. Lawruk also serves as Chairman of the construction company which he founded in 1967. Mr. Lawruk previously served for eight years on the Pennsylvania Industrial Development Authority. On July 11, 2000, Mr. Lawruk was elected Chairman of the Board of Directors to replace Brant.

Bobby R. Adkins was elected to the Board of Directors on May 20,
1994. He was appointed as Chief Operating Officer in November 1995, a position formerly held by Wallace Congdon. Mr. Adkins is Vice President Operations of Transtech, and has served as Secretary and Treasurer of Valley Air Services, Inc. since 1989. Mr. Adkins holds Associate degrees in Accounting, Business Administration, and Law Enforcement, and is a licensed commercial pilot and certified flight instructor. On July 11, 2000, Mr. Adkins was elected President and Chief Executive Officer to replace Brant. The position of Chief Operating Officer vacated by Mr. Adkins was not filled.

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

Alice F. Buford was elected to the Board of Directors on September
3, 1998 to fill a vacancy. Ms. Buford is Secretary/Treasurer and fifty percent (50%) owner in a real estate development/management company, Appalachian Properties, Inc. Ms. Buford is also a shareholder and Secretary of Valley Air Services, Inc., and is a shareholder of Transtech.

Richard W. Brant, MD was appointed to the Board of Directors on July 11, 2000. Dr. Brant received both a Bachelor of Arts and Doctor of Medicine degree from West Virginia University. He is a partner and managing member of Brant Medical Services, LLC, a medical consulting firm.

Item 10.  Executive Compensation

CASH COMPENSATION

The following table shows the cash compensation paid to or accrued to, or for the benefit of, each of the executive officers of the Company whose aggregate compensation exceeded $100,000 per annum for services rendered to the Company during the year ended September 30, 2000 and 1999.

I.	SUMMARY COMPENSATION TABLE

                                 Annual Compensation        All Other
Name and Principal Position     Year    Salary     Bonus   Compensation
                                          ($)      ($)         ($)

R. Ted Brant, Chairman           2000    67,254       -         -
of the Board of Directors,       1999    90,446       -         -
Chief Executive Officer, (a)     1998    53,546       -         -
and President (b) (c)

Bobby R. Adkins, President,      2000    15,385
Chief Executive Officer (d)

(a)	Appointed by the Board of Directors in May 1994.

(b)	Appointed by the Board of Directors in November 1995.

(c)	Died June 28, 2000.

(d)	Appointed by the Board of Directors in July 2000.  The
compensation above is what was earned by him as President and CEO from the time of his appointment through September 30, 2000.

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

III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregate Option/SAR Exercises in Last Fiscal Year, and Fiscal Year End Option/SAR Value

				Value of Unexercised
			Number of Unexercised	In-the-Money
			Options/SARs at FY-End	Options/SARs at FY-End

              Shares Acquired    Value           Exercisable/    Exercisable/
Name            on Exercise     Realized          Unexercisable   Unexercisable

R. Ted Brant       -0-            -0-                 0/           $0.00/
Chairman, Board                                       0            $0.00
of Directors

Bobby R. Adkins    -0-            -0-                 0/           $0.00/
                                                      0            $0.00


Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following tables set forth, as of September 30, 2000, except as otherwise indicated, information with respect to stock ownership of
(i) each Director of the Company, (ii) each person known by the Company to own beneficially more than 5 percent of the shares of the Company's outstanding Common Stock, (iii) each person known to the Company to own beneficially more than 5 percent of the shares of the Company's outstanding Series A preferred stock, and (iv) all officers and directors of the Company as a group. This information has been provided to the Company by the persons named below.

                                                        Amount and
                              Amount and                Nature of
                              Nature of       Percent   Beneficial    Percent of
                              Beneficial      of Class  Ownership     Class of
Name and                      Ownership       of        of Series A   Series A
Address of                    of Common       Common    Preferred     Preferred
Beneficial Owner              Stock (1)       Stock     Stock (1)     Stock (2)

Transtech Holding
Company, Inc.                4,446,065 (3)    51.85%     103,540 (8)    71.8%
1331 12th Avenue
Suite 109
Gables Office Complex
Altoona, PA 16601

Alinco S.A.                    327,990 (4)      4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Cesamar, S.A.                  327,990 (4)      4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Project Bond Limited           327,990 (4)      4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

All Directors and               20,000 (5)        *
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

(3)	During December 1998, Transtech purchased all of the Series A
Stock previously held by Triton.

(4)	Alinco S.A., Cesamar, S.A., and Project Bond Limited consider themselves a "group" within the meaning of SEC Rule 13d.

(5)	Includes outstanding vested stock options (20,000).  This amount does not include common stock owned by Transtech, whose principal owners include the Estate of Ted Brant, former Chairman of the Board of Directors and Chief Executive Officer of the Company, and Maurice Lawruk and Bob Adkins, Chairman and President of the
Company, respectively, and both directors of the Company.

Item 12.  Certain Relationships and Related Transactions.

EMPLOYMENT CONTRACTS

No employee of the Company had employment contracts during 2000 and 1999.

RELATED PARTY TRANSACTIONS

In May 1994 Triton sold the majority of its equity in the Company to Transtech. (See "Note G - Long Term Debt-Affiliate"). At September 30, 2000, Transtech owned 51.9% of the Company's common stock and 71.8% of the Company's preferred stock. The Company is also indebted to Transtech in the amount of $14,882,000, in the form of notes that were purchased from Triton. During fiscal year 2000, the Company paid $6,000 of the demand loans, and $1,492,000 of interest expense was recorded against these loans of which none was paid. During fiscal year 1999 the Company paid $12,000 of the demand loans, $315,000 was converted into 500,000 shares of common stock, and $1,340,000 of interest expense was recorded against these loans of which $228,000 was paid. At September 30, 2000 the Company has $5,245,000 of accrued interest due to Transtech recorded on the balance sheet. During December 2001, the Company entered into a Note Modification Agreement with an Affiliate whereby the affiliate has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2002. As a result, the principal and accrued interest on these notes have been classified as long-term obligations at September 30, 2000 and 1999.

In July 1996 the Company purchased a 1975 Cessna Citation 500 aircraft owned by Brant, the Chairman of the Board and Chief Executive Officer of the Company until his death in June 2000, for $708,000. As part of the purchase agreement the Company will make monthly payments directly to Cessna Corporation on the existing loan, the balance being $636,000 at September 30, 1998. In August 1997 one of the airplane's engines required an overhaul which cost $240,000. Mr. Brant increased the note with Cessna by $200,000 and personally paid the additional $40,000, with the $240,000 being charged to a fixed asset account. At September 30, 2000, the balance of the loan due Cessna was $736,000.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air was Brant. After the death of Mr. Brant, his position was assumed by Maurice Lawruk, who is also a member of the Company's Board of Directors. During 2000 the Company was billed $55,000 for use of the aircraft and during 1999 the Company was billed $89,000.

In January 1996 the Company purchased a 40% interest in a company called Peakwood, L.L.C. for $150,000. $115,000 of this amount was borrowed from the following related parties: Transportech, a wholly owned subsidiary of Transtech Holding Co., $20,000; Maurice Lawruk, Company Director, $40,000; James Affleck, Company Assistant Treasurer, $34,000; Brant, Company Director and CEO, $15,000; Bobby Adkins, Company Director, $4,000; and Alice Buford, a shareholder of Transtech, $2,000. The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997, at which time the Company exercised its option to extend the payment date for one additional year. All interest due through the renewal date was paid. In January 1998, all parties agreed to convert the promissory notes to one year installment loans with unpaid interest added to the principal and the balance to be paid in 12 monthly installments with interest at 10%. The total unpaid balance at September 30, 1998 of $54,000 was paid in fiscal 1999. The Company determined at the close of fiscal 1999 that Peakwood, L.L.C. would not be profitable in the near future, if ever, and wrote off the investment as an expense. The financial statements at September 30, 1999 include $108,000 of expense in the category "other income-net."

During fiscal year 1998, the Company's Board of Directors approved a $500,000 line of credit, later increased to $1,500,000 in March 1999, and to $1,800,000 in May 1999, for Inc., whose principal was Brant. The interest rate on the line of credit is prime less 1%.
Inc. is pursuing an opportunity to potentially develop a racetrack, exhibition site and sales facility, which is expected to be located in the vicinity of Pittsburgh, Pennsylvania, on real estate near the Greater Pittsburgh International Airport (the "Project"). Retroactive to January 2000, Inc., transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001. The Company acquired a 50% non-voting ownership interest in LLC in June 1999. Brant held a 50% voting interest. At September 30, 1999, management determined that the amounts due on the line of credit, outstanding interest and additional advances made by RTB/AS to Inc. were not collectible given the significant losses incurred and the financial condition of Inc. Therefore, the Company has reserved these amounts totaling $1,911,000.

During 1999 the Company, in conjunction with Brant formed RTB/AS for the purpose of investing in the auto racing industry. The Company contributed $9,875,000 in RTB/AS for a 99% ownership interest, with Brant owning the remaining 1%. As previously described, the Company acquired an ATEI in connection with this transaction. Currently, the Company accounts for all amounts received from Brant as a reduction in its "Investments In And Advances To Affiliated Entities." During 2000 and 1999, RTB/AS received $647,000 and $568,000, from Brant. Included on the balance sheet as a result of this related party activity are amounts due from Brant of $4,999,000.

During fiscal 1999, RTB/AS also acquired from Brant for $179,000 an option for an additional ATEI in his ownership interest in the auto racing entity. This unexercised option expired in January 2000. Therefore, the Company wrote off this amount and the financial statements at September 30, 1999 include a charge of $179,000 in administrative costs.

In prior years, Transportech, Inc. ("Transportech"), a wholly owned subsidiary of Transtech, advanced the company $123,000. The unpaid balance at September 30, 2000 and 1999 was $54,000 and $72,000 respectively

During 1999, the Company advanced $37,000 to Hotel Morgan, an entity in which Brant has an ownership interest. During 2000, the Company received repayments of $22,000. The balance at September 30, 2000 is $15,000.

During 1999 and 2000, Adkins loaned the company approximately
$190,000 at an average interest rate of 9.26%. At September 30, 1999 and 2000, the Company owed $54,000 and $4,000 respectively.

In January 1999, Maurice Lawruk loaned the Company $1,000,000.
The proceeds of this loan were used for the investment in RTB/AS. The Company repaid the loan in March 1999, plus interest of $39,000.

In November 1998, Brant loaned the Company $168,000 which was repaid in March 1999 including interest of $11,000.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits.  See Index of Exhibits annexed hereto.

(b) Reports on Form 8-K.  None.


	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:				b-FAST CORP.



BY:	__________________________________
Bobby Ray Adkins
Chief Executive Officer and
Director





BY:	__________________________________
Paul R. Slack
Chief Accounting Officer
and Controller


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons in the capacities and on the dates indicated.



Signature			Title								Date



                        	Chairman of the Board
Maurice A. Lawruk		and Director


                        	Director
Bobby R. Adkins


                        	Director
James R. Affleck, Jr.


                        	Director
Alice F. Buford


                        	Director
Richard W. Bran

b-FAST CORP.
AND SUBSIDIARY COMPANIES
Form 10-KSB
Item 7

Index of Financial Statements



The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 7 are listed below:

			Page

	Report of Independent Certified Public Accountants	S-2

        Consolidated Balance Sheets at                          S-3
	September 30, 2000 and 1999

        Consolidated Statements of Operations                   S-5
	for the years ended September 30, 2000
	and 1999

        Consolidated Statements of                              S-6
	Stockholders' Deficiency for the years
	ended September 30, 2000 and 1999

        Consolidated Statements of Cash Flows                   S-7
	for the years ended September 30, 2000
	and 1999

        Notes to Consolidated Financial Statements              S-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania
We have audited the accompanying consolidated balance sheets of b-Fast Corp. (formerly Aero Services International, Inc.) and Subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of b-Fast Corp. and Subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered operating losses of $1,130,000 and $1,810,000 for the years ended September 30, 2000 and 1999, respectively. Additionally, the Company has deficiencies in working capital and stockholders' equity of $1,755,000 and $16,404,000, respectively, at September 30, 2000. The aforementioned items raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

						/s/BDO Seidman, LLP
Philadelphia, PA
November 19, 2001, except for Note G, which is as of December 7, 2001.


b-Fast Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEET
September 30,

(Dollar amounts in thousands)

ASSETS                                         2000        1999

CURRENT ASSETS
 Cash                                       $   177 $        87
 Restricted cash                                  -       3,081
 Investments in and advances to affiliated
   entities                                     459           -
 Customer receivables, less allowance for
 doubtful accounts of $27 and $31, respectively 432         223
 Inventories                                     59          38
 Prepaid expenses and other current assets      150         271
 Assets held for sale                           136           -

TOTAL CURRENT ASSETS                          1,413       3,700

PROPERTY AND EQUIPMENT
 Transportation equipment                     1,250       1,250
 Machinery and equipment                        150         140
 Furniture and fixtures                          89          89
 Leasehold improvements                          94          80

                                              1,583       1,559
Less:  Accumulated depreciation
   and amortization                             594         426

PROPERTY AND EQUIPMENT, NET                     989       1,133

OTHER ASSETS
 Restricted cash                                421         399
 Assets held for sale                             -         136
 Investments in and advances to affiliated
   entities, net of reserves                  8,816       9,750

TOTAL OTHER ASSETS                            9,237      10,285

TOTAL ASSETS                                $11,639     $15,118

The accompanying notes are an integral part of these consolidated statements.

b-Fast Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEET - CONTINUED
September 30,

(Dollar amounts in thousands)

LIABILITIES                                         2000       1999
CURRENT LIABILITIES
 Current maturities of long term debt-affiliate  $   132    $   193
 Current maturities of long term debt-other          244        195
 Accounts payable-trade                              565        687
  Accrued expenses
   Fuel taxes                                        850        850
   Interest and penalties - fuel taxes               818        818
   Other                                             559        510
   Property taxes - Chicago FBO                        -      2,072

TOTAL CURRENT LIABILITIES                          3,168      5,325

LONG TERM OBLIGATIONS, less current maturities
 Affiliate debt                                   15,539     15,624
 Affiliate interest                                5,245      3,753
 Other                                               156        204

TOTAL LONG TERM OBLIGATIONS                       20,940     19,581

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                    124        125

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
 Series A Cumulative Convertible Preferred  Stock
 no par value - authorized 500,000 shares - issued
 and outstanding 144,185 shares in 2000 and 1999
 (redemption value - $3,850 and $3,711,
 respectively)                                     3,811      3,652

STOCKHOLDERS' DEFICIENCY
 Preferred stock - authorized, 1,000,000 shares
  of no par value, 500,000 designated Series
  A cumulative convertible preferred stock             -           -
 Common stock - authorized, 60,000,000 shares
  of no par value; issued 8,070,052;
  outstanding 7,998,052 shares                    10,705     10,705
 Additional paid-in capital                        4,233      4,392
 Accumulated deficit                             (31,105)   (28,425)
                                                 (16,167)   (13,328)
    Less:  Common stock in treasury
     (72,000 shares at cost)                         237        237

TOTAL STOCKHOLDERS' DEFICIENCY                   (16,404)   (13,565)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $11,639    $15,118

The accompanying notes are an integral part of these consolidated statements.

b-Fast Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30,

(Dollar amounts in thousands, except per share amounts)

                                                         2000       1999

NET SALES                                             $ 3,637    $ 6,426

COSTS AND EXPENSES
 Cost of sales                                          1,731      2,438
 Departmental costs, net of favorable real estate
  tax settlement of Chicago FBO of $1,191 in 1999       1,994      1,835
 Administrative costs                                   1,042      3,963


                                                        4,767      8,236

(LOSS) FROM OPERATIONS                                 (1,130)    (1,810)

 Gain on the sale of FBO operations                         -     17,562
 Minority interest in loss
  of subsidiary                                             1          2
 Interest (expense)-affiliates                         (1,475)    (1,475)
 Interest (expense)-other                                (130)      (143)
 Other income, net                                         54        248

INCOME (LOSS) BEFORE TAXES                             (2,680)    14,384
 Deferred tax expense                                       -      5,000

NET INCOME (LOSS)                                      (2,680)     9,384

 Preferred dividends                                     (138)      (138)

 Accretion of preferred stock                             (21)       (26)

 Net income (loss) applicable to common
  Stockholders                                        $(2,839)   $ 9,220


Net income (loss) per share
        Basic                                         $  (.35)    $ 1.18
        Dilutive                                      $  (.35)    $ 1.10

Weighted average shares outstanding:
        Basic                                       7,998,052  7,784,353
        Dilutive                                    7,998,052  8,523,673


The accompanying notes are an integral part of these consolidated statements

b-Fast Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the years ended September 30, 2000 and 1999

(Dollar amounts in thousands)

                                                          Additional
                  Common  Stock        Preferred Stock     Paid-In        (Accumulated       Treasury Stock          Total
                  Shares   Amount      Shares   Amount     Capital          Deficit)           Shares Amount

Balance at
September 30,
1998                 -     $ -     7,070,052  $ 8,702    $ 3,146        $ (37,809)         72,000   $ (237)       $ (26,198)


Conversion of
Preferred
stock                        -       500,000    1,688      1,410                -               -        -            3,098

Conversion of
 debt for
stock                        -       500,000      315          -                -               -        -              315

Accretion of
 redeemable
 preferred
stock                        -             -        -        (26)               -               -        -              (26)


Dividends on
 preferred
stock                        -             -        -       (138)               -               -        -             (138)



Net income                                 -        -          -            9,384               -        -            9,384







Balance at
September 30,
1999                 -       -     8,070,052   10,705      4,392          (28,425)         72,000     (237)         (13,565)


Accretion of
 redeemable
 preferred
stock                        -             -        -        (21)               -               -        -              (21)


Dividends on
 preferred
stock                        -             -        -       (138)               -               -        -             (138)



Net (loss)                   -             -        -          -           (2,680)              -        -           (2,680)









Balance at
September 30,
2000                 -    $  -     8,070,052 $ 10,705  $   4,233       $  (31,105)         72,000   $ (237)     $   (16,404)




The accompanying notes are an integral part of these consolidated statements

b-Fast Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30,

(Dollar amounts in thousands)

                                                                2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                            $(2,680)   $ 9,384
Adjustments to reconcile net income (loss)
		to net cash used in operating activities:
Depreciation and amortization                                    168        268
Reserves on advances to affiliates                               125      2,107
Minority interest                                                 (1)        (2)
Loss on the write-down of investment                               -        108
Gain on the sale of FBO operations                                 -    (17,562)
Settlement of accrued real estate taxes                            -     (1,191)
Deferred taxes                                                     -      5,000
Change in assets and liabilities:
(Increase) decrease in restricted cash                         3,059     (3,480)
(Increase) decrease in accounts receivable                      (209)       162
(Increase) in inventory                                          (21)        (5)
(Increase) in prepaid expenses                                    (4)      (185)
Decrease in other assets                                           -        110
Decrease in sinking fund                                           -        330
Increase (decrease) in accounts payable-trade                   (122)       206
Increase (decrease) in accrued expenses                       (2,023)      (276)
Increase in accrued interest - affiliate                       1,492      1,090
Net cash (used in) operating activities                         (216)    (3,936)


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                              (24)      (524)
 Investment in affiliated entities                                 -     (4,275)
 Advances and loans to affiliated entities                      (171)    (6,043)
 Return on investments in affiliated entities                    646        568
 Repayments of notes receivable                                    -        500
 Capital contribution of minority interest                         -        127
 Proceeds from sale of FBO                                         -     17,750

Net cash provided by investing activities                        451      8,103



The accompanying notes are an integral part of these consolidated statements.

b-Fast Corp. and Subsidiaries
	CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
	For the years ended September 30,


(Dollar amounts in thousands)


                                                                2000       1999

CASH FLOWS FROM FINANCING ACTIVITIES


 Net advances on line of credit-affiliate                     $   -     $(1,911)
 Proceeds from issuance of long term debt-affiliate             135       1,502
 Proceeds from issuance of long term debt-other                 196       1,161
 Principal payments of long term debt-affiliate                (281)     (1,398)
 Principal payments of long term debt-other                    (195)     (3,675)

Net cash (used in) financing activities                        (145)     (4,321)

Net increase (decrease) in cash and cash equivalents             90        (154)
Cash and cash equivalents, at beginning of year                  87         241

Cash and cash equivalents, at end of year                     $ 177     $    87


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
 Interest                                                      $109    $    512


Supplemental Schedule of Non-cash Investing and Financing Activities Dividends on the Company's preferred stock were accrued in the amount of $138 in 2000 and 1999. Accretion on the Company's preferred stock was accrued in the amount of $21 in 2000 and $26 in 1999.

In December 1998, the Company's major shareholder, Transtech Holding Company, Inc., converted $315 of debt owed to it by the Company into 500,000 shares of the Company's common stock and converted 125,000 shares of series A preferred stock into 500,000 shares of common stock.

In connection with the sale of the Chicago FBO operations in March 1999, Company debt totaling $1,012 was assumed by the buyer.
The accompanying notes are an integral part of these consolidated statements.


(Dollar amounts in thousands)

NOTE A - NATURE OF BUSINESS

b-Fast Corp. (the "Company"), formerly Aero Services International, Inc., supplies ground support services for general aviation aircraft at airports located in Harrisburg, Pennsylvania, and until its sale in October 2000, Morgantown, West Virginia, with its facilities more commonly referred to as "Fixed Base Operations" or "FBOs." (See Note F - Assets Held for Sale) b-Fast provides on demand "line services" for the general aviation fleet that includes the fueling, ground handling and storage of aircraft along with the subleasing of hangar and office space to tenants. In conjunction with its general aviation activities, b-Fast also provides, on a contractual basis, ground support services for commercial activities, which primarily include fueling and de-icing.

As discussed below in Note B - Significant Transactions, the Company has entered into certain transactions involving the auto racing industry.

NOTE B - SIGNIFICANT TRANSACTIONS

On March 11, 1999, the Company sold its FBO at Chicago's Midway Airport for $17,750. The net gain on the sale was $17,070. Net sales of the Chicago FBO for fiscal year 1999 up to the date of its sale were $4,249. Net proceeds received by the Company at settlement were $10,829 with the remainder held in various escrow accounts to pay off $3,511 in industrial revenue bonds and to settle other contingent liabilities for real estate taxes ($3,020) and EPA cleanup ($390) as described in Note D
- Summary of Significant Accounting Policies. During November 1998, the Company received the balance of its note receivable ($500) associated with the sale of its New Orleans FBO. The Company also recognized the balance of the deferred gain from the prior sale of its New Orleans FBO of $492 in fiscal year 1999.

As described below, substantially all of the net proceeds were used to fund various transactions entered into by the Company and its former Chairman and Chief Executive Officer R. Ted Brant ("Brant"), who died in June 2000:

	BRANT MOTORSPORTS, INC.

	During 1999 and 1998, the Company advanced monies under a line of credit agreement up to $1,800 to Brant Motorsports, Inc., ("Inc.").
Inc. was formed for the purpose of promoting racecars and selling advertising. Inc. was 100% owned by Brant. The interest rate on the line of credit is prime less 1%.

	Inc. advanced a majority of the funds borrowed from the Company to Brant Racing, Inc. ("Racing"), another entity owned 100% by Brant.
Racing financed an Indy car racing team during 1999 and 1998.
Racing incurred significant losses during this period and curtailed operations in 1999.

	During 1999, Inc. advanced a portion of the funds borrowed from the Company, as well as significant amounts borrowed from a bank, to pay expenses and costs related to the development of a NASCAR racetrack project in Pittsburgh, PA. ("the Project").

	In June 1999, Brant and the Company formed Brant Motorsports, LLC ("LLC"). Upon formation, Brant owned a 50% voting interest in LLC with the Company owning a 50% nonvoting interest. Retroactive to January 2000, Inc. transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001.

	The net assets of Inc. were transferred to LLC because Inc. was unable to satisfy its obligations under its line of credit to the Company. The transfer offered an opportunity for the Company to maintain the possibility of collecting on the debt if certain future business activities of LLC proved to be profitable and construction of the NASCAR racetrack in Pittsburgh, PA was successful. In return, Inc. obtained a forbearance from the Company from collection on the amount outstanding under the line of credit.

	Given the significant losses incurred and the financial condition of Inc. management had determined that all amounts due from Inc. under the line of credit, for interest and additional advances were not collectible. As a result, the Company charged administration costs for $1,911 during fiscal year 1999.

	RTB/AS, L.L.C.
		In March 1999 Brant entered into an agreement to purchase a 30% ownership interest in an auto racing entity for $9,875 principally with funds received from a majority owned subsidiary.  In June 1999, the Company formed RTB/AS, L.L.C. ("RTB/AS") for the purpose of
making investments in the auto racing industry. 	The Company owns a
99% interest in RTB/AS and Brant owns a 1% interest. During fiscal
1999, 	RTB/AS advanced $9,708 to Brant. The advances were structured as a note of $4,265 bearing interest at 8% per annum, various interest-free advances totaling $1,168 and a purchase of an After
Tax Economic Interest ("ATEI") in Brant's 30% ownership interest in the auto racing entity for $4,275. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity.

	RTB/AS also made additional interest free advances of $171 and $610 during 2000 and 1999, respectively, to Brant unrelated to his acquisition of an ownership interest in an auto racing entity.

	Currently, the Company accounts for all amounts received from Brant as a reduction in its investments in and advances to affiliated entities. Management believes that all amounts to be received from Brant, including the ATEI, will be sufficient to satisfy the loans, note and advances discussed above. Additionally, the Company has not recorded interest income on the $4,265 note to Brant.
Management believes that this accounting treatment is conservative and it will evaluate this treatment on an annual basis. During 2000 and 1999, RTB/AS received $647 and $568, respectively, from Brant.

	During 1999, RTB/AS also acquired from Brant an option for $179 for an additional ATEI in Brant's ownership interest in the auto racing entity. This unexercised option expired in January 2000.
Therefore, the Company wrote off this amount and the financial statements at September 30, 1999 include a charge of $179 in administrative costs.

The chart that follows is a reconciliation of "Investments In and Advances to Affiliated Entities" as of September 30, 2000 and 1999:

        Balance at October 1, 1998                                        $  -
	Net advances on line of credit to Inc.	              $ 1,911
        Reserve on advances to Inc.                            (1,911)       -
	Amounts advanced to Brant*
          Purchase of ATEI                                     $4,275
          Note bearing interest at 8% per annum                 4,265
          Various interest-free advances                        1,168    9,708
        Additional interest free advances to Brant                         610
	Cash received from Investments in and
        Advances to affiliated entities                                   (568)
	Investments in and advances to affiliated
          entities, net of reserves as of September 30, 1999             9,750

      Additional interest free advances to Brant                           171
	Cash received from Investments in and
          Advances to affiliated entities                                 (646)

	Investments in and advances to affiliated
          entities, net of reserves as of September 30, 2000            $9,275

                                                           September 30,
                                                             2000         1999

 Current                                                   $  459       $    -
 Long-term                                                  8,816        9,750

                                                           $9,275       $9,750

* To finance purchase of Brant's acquisition of an ownership interest in an auto racing entity.

** Unrelated to Brant's acquisition of an ownership interest in an auto racing entity.


NOTE C - MANAGEMENT'S PLANS

	The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At September 30, 2000, the Company had a working capital deficiency of $1,755, stockholders' deficiency of $16,404, and incurred a net loss of $2,680 in 2000. Management is exploring a possible opportunity to acquire a FBO similar to its Harrisburg FBO. The Company is also exploring investments in other non-related businesses, including the auto racing industry.

The Company believes that funds generated from operations and existing capital reserves are insufficient to fully develop its business plan. The Company will have to raise additional funds, either through debt or equity offerings, in order to implement its business expansion and acquisition strategies. The Company has not yet engaged professional advisors for this purpose. If adequate funds are not available, the Company may be required to curtail its operations. There can be no assurance the Company can be returned to profitability or maintained as a going concern.

As discussed in Note G - Financing Arrangements, Note Modification, a substantial portion of the Company's outstanding debt is to Transtech, a related party. Historically, the Company has obtained deferrals with respect to the payment of interest and principal on it's debt to Transtech and has no reason to believe it will be unable to obtain additional deferrals in the future.

The shareholders have authorized the issuance of additional shares of common stock, no par value, in consideration of the forgiveness by Transtech Holding Company, Inc. ("Transtech") of $6,253 of indebtedness owed to Transtech by the Company. The Company currently does not have sufficient registered common stock to effect this proposal. Until the Company is current with its reporting obligations under the Securities Exchange Act of 1934, as amended ("1934 Act"), additional registered shares of common stock will not be issued and the proposal cannot be implemented. The Company plans to complete all necessary filings in order to enable the Company to effect the registration of additional shares of common stock and to be in compliance with the 1934 Act.

The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies follows:

1.	Principles of Consolidation

	The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Beckett Aviation, Inc., and its majority-owned subsidiary, RTB/AS. All intercompany accounts and transactions have been eliminated.

2.	Restricted Cash

	At September 30, 1999, restricted cash includes approximately $3,081 held in escrow for real estate taxes and $399 for potential EPA cleanup costs for the FBO located in Chicago, Illinois. The Company reached a settlement with the State of Illinois for outstanding real estate taxes in the amount of $1,999 which resulted in the Company reducing departmental expenses by $1,191 in fiscal 1999. The balance in escrow for payment of the real estate taxes in excess of the settlement amount was released to the Company for general corporate purposes.

	The amounts held in escrow for EPA cleanup may be used to replace the fuel farm at the Chicago FBO. The escrow agreement related to the EPA cleanup expires in March 2002.

3.	Inventories

	Aircraft parts and accessories, fuel, and supplies, are stated at the lower of cost or market, principally on a moving average unit cost basis. Provisions are made for obsolete and slow moving, excess quantity and damaged inventory.

4.	Property, Equipment, Depreciation and Amortization

	Property, equipment and significant improvements to existing assets are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the assets ranging from seven to twenty-two years. Maintenance and repair costs are charged to operations as incurred. Leasehold improvements are amortized over the estimated service lives of the improvements or the remaining lives of the respective leases, whichever is shorter.

5.	Revenue Recognition

	All revenue is recognized as goods and services are provided.


6.	Department Costs

	Departmental costs are specific expenses such as salaries, employee benefits and supplies, as well as expenditures such as rent, real estate taxes, amortization, utilities and insurance costs.

7.	Income (loss) Per Common Share

	Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock and is computed by dividing the net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Equivalents, including stock options and convertible preferred stock, were not included in diluted net loss per share as their effect would be antidilutive for the year ended September 30, 2000.

8.	Impairment of Long-Lived Assets

	Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. At September 30, 2000 and 1999, there was no impairment of long-lived assets.

9.	Financial Instruments and Credit Risk

The carrying amount of financial instruments including cash, customer receivables and advances receivable - affiliate approximate fair value at September 30, 2000 and 1999, because of the relatively short maturity of these instruments. The carrying amount of long-term debt approximates fair value because the Company's interest rates approximate current interest rates. It is impractical to determine fair value of affiliate long-term debt as the amounts are with a related party.

	The Company maintains its cash with various major financial institutions. At times cash amounts may exceed the FDIC limits.
The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to its cash accounts.

	The Company performs ongoing credit evaluations of customers, and generally does not require collateral. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.


10.	Use of Estimates

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

11. Income Taxes

The Company accounts for income taxes in accordance with SFAS No.
109,
"Accounting for Income Taxes." Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets or liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and the laws that are expected to be in effect when the differences reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.

12. Earnings per Share

SFAS 128, "Earnings per Share" replaced primary and fully diluted earnings per share with basic and diluted earnings per share.
Under these requirements, the dilutive effect of cumulative convertible preferred stock is excluded from the calculation of the basic earnings per share. Diluted earnings per share is calculated similarly to fully diluted earnings per share as required under APB
15. SFAS became effective for the Company's fiscal 1999 financial statements.

13. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company has determined that there was no impact from the implementation of SFAS No. 133.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This pronouncement provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes that the adoption of SAB No. 101 has no impact on its financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB 25). This interpretation clarifies the application of APB No. 25 by clarifying the definition of an employee, the determination of non-compensatory plans and the effect of modifications to stock options. This interpretation was effective July 1, 2000 and did not affect the Company's consolidated financial statements.

In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

The FASB recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact on financial position or results of operations.

NOTE E - INVENTORIES

Inventories at September 30 were comprised of:		2000	1999

Aircraft parts and accessories, oil and supplies         $14     $ 9

Fuel                                                      45      29
                                                         $59     $38

NOTE F - ASSETS HELD FOR SALE

At September 30, 2000 and 1999, the assets held for sale, primarily property and equipment related to its West Virginia FBO, totaled $136 and are classified as assets held for sale on the consolidated balance sheet.

In October 2000, the Company sold these assets for cash in the amount of $150 and terminated its lease for that facility.

NOTE G - FINANCING ARRANGEMENTS

Long-Term Debt Schedule at September 30                         2000     1999

Affiliate - Unsecured demand notes bearing interest
  at prime +2% (11.5% at September 30, 2000).
  (See note modification below.)                               $7,972   $7,978

Affiliate - Installment note bearing interest
  at prime (9.5% at September 30,
  2000).  Quarterly payments of $300 plus
  interest beginning October 1999, and
  is collateralized by a first priority
  interest, mortgage, assignment or lien on certain
  leasehold interests, equipment,
  accounts receivable, and inventory. The Company
  has not met its scheduled payment obligations under
  this note.  (See note modification below.)                    6,910    6,910

Installment note bearing interest at
  prime +1.75% (11.25% at September 30, 2000)
  held by the Company's primary fuel dealer.
  Payment is made by way of a 4.5 cent per
  gallon fuel rebate on jet fuel purchases with
  a minimum annual principal reduction of $45.                    178      210

Installment note bearing interest at prime + 1.2%
  (10.7% at September 30, 2000) to a finance company
  collateralized by a Cessna aircraft (see note L)
  -requiring monthly payments of $12 including
  interest, until September 2007.                                 736      807

Affiliate - Unsecured demand note bearing
  interest at 9.378%.                                               -       50

Other                                                             275      261
                                                               16,071   16,216

Less: Current maturities of long term debt                        376      388

                                                              $15,695  $15,828


Annual maturities of long-term debt at September 30, 2000 are as follows:

	 Year ending
	September 30,
            2001                                  $   376
            2002                                   15,031
            2003                                      144
            2004                                      146
            2005                                      113
         Thereafter                                   261
                                                  $16,071

The Affiliate Installment Note restricts the payment of dividends and certain other distributions on common stock unless all accrued dividends on the preferred stock are paid. Total dividends in arrears relating to series A preferred stock at September 30, 2000 is $1,946.

Note Modification

On December 7, 2001, the Company entered into a Note Modification Agreement with an Affiliate whereby the affiliate has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2002. As a result, the principal and accrued interest on these notes have been classified as long-term obligations at September 30, 2000 and 1999.

NOTE H - INCOME TAXES

The Company has net operating loss carryforwards aggregating approximately $18,600 and $17,400, respectively at September 30, 2000 and 1999 expiring through 2013. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences including operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards the deferred tax asset of approximately $11,600 and $10,700 at September 30, 2000 and 1999, respectively, is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.
Certain amounts of the net operating loss carryforwards may be limited due to possible changes in the Company's stock ownership. In addition, the sale of common stock by the Company to raise additional operating funds, could limit the utilization of the otherwise available net operating loss carryforwards.
During the year ended September 30, 1999, the Company recorded the deferred tax expense related to the reversal of the deferred tax asset recorded in fiscal 1998 in connection with the realized gain on the sale of the Chicago FBO.


The approximate income effect of each type of temporary difference is as follows:

        September 30,                                  2000             1999
             Net deferred income tax assets:
                 Net operating loss carryforward   $  7,448        $   6,965
                 Accrued interest                     2,100            1,501
                 Reserves on advances to affiliates     900              851
                 Accruals for real estate and
                 other taxes                            668            1,150
                 Other                                  509              246
                                                     11,625           10,713
                 Valuation allowance                (11,625)         (10,713)
                 Net deferred income tax asset      $     -        $       -

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

1.  Lease Commitments

	Ground operations are conducted from leased premises, which include buildings and hangar facilities. The lease arrangements expire on various dates through 2003, with certain options for renewal. The terms of the leases provide for monthly payments of a fixed amount with certain escalation clauses and in one-location additional variable amounts based on fuel flowage or other factors.

	Future minimum lease payments for all non-cancelable operating leases having a term in excess of one year at September 30, 2000 are as follows:

	 Year ending
	September 30,
            2001              $73
            2002               10
            2003                4

                              $87

	Rental expense for all operating leases for each of the years ended September 30, 2000 and 1999 was $536 and $683, respectively.

	The Company subleases office space under short-term and long-term agreements to various aviation tenants. Such sublease agreements generally provide for a minimum monthly rent and certain renewal options. Sublease rental income included in net sales was $44 and $83, for the years ended September 30, 2000 and 1999.

2.  Litigation

	The Company is subject to several complaints filed over the past several years in different courts or administrative agencies on a variety of grounds. The Company is also exposed to a number of asserted and unasserted potential claims. These matters are encountered in the ordinary course of business. In the opinion of management, the resolution of these matters, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position, cash flow, and operations. Management believes that it has established adequate reserves for all of these claims as to which the Company believes it has strong defenses and intends to vigorously defend its position.

	From December 1994 through December 1996, the Company received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993 ("Assessments"). The
Company had ceased doing business in New York in November 1993. The assessments resulted from an audit performed in September 1994, and totaled approximately $2,600 including interest and penalties as of September 30, 2000. The Company had recorded a charge of $1,668 for principal ($850) and interest and penalties thereon ($818) in fiscal years prior to September 30, 1999. These amounts are reflected as accrued expenses at September 30, 2000 and 1999. On November 7,
2001, an Administrative Law Judge sustained the Assessments together with penalties and interest. The Company is currently appealing this decision and has not provided for the incremental amounts assessed as management believes it will settle this matter for an amount not materially in excess of the amount recorded

3.  Environmental Matters

	The Company's business involves the storage, handling and sale of fuel, and the provision of mechanical maintenance and refurbishing services which involve the use of hazardous chemicals. Accordingly, the Company is required to comply with federal, state and local provisions, which have been enacted to regulate the discharge of material into the environment or otherwise relate to the protection of the environment.

	The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996, which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through September 30, 2000.

	At September 30, 2000 the Company has included in its financial statements an accrual for environmental remediation of $107. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. Additionally, the Company, will be reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund for substantially all remediation expenses incurred. The accrual of $107 has not been reduced by any expected future reimbursements from Wisconsin.

	See Note D.2. for additional environmental matters.

NOTE J - SAVINGS PLAN

The Company has an "Employees Tax Sheltered Retirement Plan." Employees who have completed one year with a minimum of 1000 hours of service are eligible to participate. To participate the employee must make contributions to the plan through salary reduction pursuant to Section 401(K) of the Internal Revenue Code. The Company matches contributions in an amount equal to 25% of the first 2% contributed by the employee. The Company's contributions to the plan for the years ended September 30, 2000 and 1999 were not significant.

NOTE K - CAPITAL STRUCTURE AND STOCK OPTIONS

Authorized Shares
The Company's capital stock consists of 60,000,000 shares of common stock, no par value and 1,000,000 shares of preferred stock, as to which the Board has the power to designate the rights, terms, preferences, privileges, and ratify powers, if any, and the restrictions and qualifications of the share of each series as established of the 1,000,000 shares of Preferred Stock. 500,000 shares have been designated as Series A Cumulative Convertible Preferred Stock.

Series A Cumulative Convertible Preferred Stock

During fiscal 1986, the Company completed a public offering of 422,000 units, each unit consisting of one share of Series A Cumulative Convertible Preferred Stock ("Series A preferred stock") and two Common Stock Purchase Warrants ("warrants"). The warrants expired in 1990. Under the terms of the offering, the holders of the Series A preferred stock are entitled to receive cumulative cash dividends at the annual rate of $.96 per share and to preference in liquidation over common stockholders of $13.50 per share, plus accrued and unpaid dividends. Dividends are cumulative from date of issue and payable quarterly, except in certain circumstances as defined in the articles of incorporation. Under those circumstances, the Company is not required or may decline to pay such dividends. Each share of Series A preferred stock is convertible into four shares of common stock at an initial price of $3.375 per share, subject to adjustment. At the annual shareholders' meeting held on September 23, 1999, the shareholders ratified a change in the conversion rate of the Series A preferred stock. Outstanding shares of Series A preferred stock will be convertible at a rate of eight shares of common stock for each share of Series A preferred stock outstanding for all shareholders except Transtech Holding Co., Inc. ("Transtech"). The conversion rate for Transtech will remain at 4 shares of common stock for each share of Series A preferred stock held.

The Series A preferred stock is subject to mandatory redemption at the rate of 7 1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August 1, 2006. The mandatory redemption price is $13.50 per share plus accrued and unpaid dividends. The excess of the mandatory redemption price over the net proceeds received by the Company is accreted during the period in which the stock is outstanding. Periodic accretion based on the interest method is charged to additional paid-in capital. The first redemption was due on August 1, 1996, but no redemption was made. The Louisiana Business Corporation Law provides that a corporation may redeem shares of its capital stock subject to redemption out of surplus or stated capital so long as any such redemption would not reduce stated capital below the aggregate allocated value of issued shares remaining after the redemption and so long as sufficient net assets remain to satisfy amounts payable upon liquidation with respect to any remaining issued shares having a preferential right to participate in assets upon liquidation. By its terms, the Series A Preferred Stock may not be redeemed unless full accrued dividends have been paid on all outstanding shares, and also, if such redemption would reduce working capital below $9,000 or cash below $1,500. At September 30, 2000 and 1999, respectively, the Company had accrued and unpaid dividends totaling $1,903 and $1,765, a working capital deficit of $1,755 and $1,625, and a cash balance of $177 and $87, respectively. The accrued and unpaid dividends on the series A preferred stock are included in Redeemable Preferred Stock. No dividends were paid in 2000 or 1999. The Company's obligation to redeem shall be cumulative.

The Company has the option, subject to payment of full dividends, to redeem the Series A preferred stock in whole or in part at $13.50 per share for the year ended August 1, 1994 and thereafter.

During the year ended September 30, 1999, Transtech Holding Company ("Transtech"), an affiliate, converted 125,000 shares of series A preferred stock to 500,000 shares of common stock.

At September 30, 2000, the Company has reserved 739,320 shares of common stock for the conversion of outstanding Series A preferred stock.


The following is a schedule of the changes in Redeemable Preferred Stock for the years ended September 2000 and 1999.

                                       Series A
                                       Shares                  Amount

Balance September 30, 1998             269,185                 $ 6,586

Conversion to common stock            (125,000)                 (3,098)

Accretion of Series A
  Preferred Stock                            -                      26

Dividends                                    -                     138

Balance September 30, 1999             144,185                   3,652

Accretion of Series A
  Preferred Stock                            -                      21

Dividends                                    -                     138

Balance September 30, 2000             144,185                $  3,811


Stock Options

The Company adopted a Stock Option Plan in September 1989 to extend for a period of ten years. Stock appreciation rights in the same amounts have been granted to holders of stock options and can be exercised by surrendering related stock options. There were no awards granted in 2000 or 1999. The options and related stock appreciation rights generally vest over three years and expire 10 years after granting. At September 30, 2000, fully vested options exercisable to acquire 20,000 shares of common stock with an average exercise price of $0.16 per share were outstanding. The plan terminated in September 1999 since no action was taken by the Board of Directors to extend it. Termination of the plan does not affect any options previously granted.

Prior to establishment of the Plan, the Company on December 10, 1987, granted non-qualified stock options to Robert L. Starer, then President and Chief Executive Officer, to acquire 1,000,000 shares of common stock at a price of $2.00 per share. During fiscal year 1998, 200,000 of these options expired and the remaining 800,000 expired during fiscal year 1999.

During 1995, the FASB adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with non-employees was required for all such transactions entered into after December 15, 1995. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. The Company has decided to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," for its stock-based employee compensation arrangements. APB 25 uses what is referred to as an intrinsic value based method of accounting. The Company will provide the disclosures when required.
NOTE L - RELATED PARTIES

In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech. (See Note G, Long Term Debt-Affiliate.) At September 30, 2000, Transtech owned 51.9% of the Company's common stock and 71.8% of the Company's preferred stock. The Company is also indebted to Transtech in the amount of $14,882 at September 30, 2000, in the form of notes that were purchased from Triton. During fiscal year 1999, the Company paid $12 of the demand loans, $315 was converted into 500,000 shares of common stock, 125,000 shares of series A preferred stock was converted into 500,000 shares of common stock and $1,340 of interest expense was recorded against these loans of which $228 was paid. During fiscal year 2000, the Company paid $6 of the demand loans, and $1,492 of interest expense was recorded against these loans of which none was paid. At September 30, 2000 and 1999, the Company has $5,245 and $3,753 of accrued interest due to Transtech recorded on the balance sheet.

In prior years, Transportech, Inc. (Transportech), a wholly owned subsidiary of Transtech, advanced the Company $123. The unpaid balance at September 30, 2000 and 1999 was $54 and $72, respectively.

In July 1996 the Company purchased a 1975 Cessna Citation 500 aircraft owned by Brant for $708. As part of the purchase agreement the Company will make monthly payments directly to Cessna Corporation (Cessna) on the existing loan. In August 1997 one of the airplane's engines required an overhaul, which cost $240. Mr. Brant increased the note with Cessna by $200 and personally paid the additional $40, with the $240 being charged to a fixed asset account. At September 30, 2000, the balance of the loan due Cessna was $736.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air was Brant. After the death of Brant, Maurice Lawruk assumed his position. During 1999, the Company was billed $89 for use of the aircraft and during 2000 the Company was billed $55.


In January 1996 the Company purchased a 40% interest in Peakwood,
L.L.C. ("Peakwood") for $150. $115 of this amount was borrowed from the following related parties:

                Transportech                          $ 20
		Maurice Lawruk, Director		40
		James Affleck, Assistant Treasurer	34
		R. Ted Brant, CEO and Director		15
                Bobby Adkins, Director                   4
                Alice Buford, Director                   2
                                                      $115

The Company issued promissory notes bearing an interest rate of 10% per annum with principal and interest due in February 1997, at which time the Company exercised its option to extend the payment date for one additional year. All interest due through the renewal date was paid. In January 1998, all parties agreed to convert the promissory notes to one-year installment loans with unpaid interest added to the principal and the balance to be paid in 12 monthly installments with interest at 10%. The total unpaid balance at September 30, 1998 of $54 was paid in fiscal 1999. The Company determined at the close of fiscal 1999 that Peakwood would not be profitable in the near future, if ever, and wrote off the investment as an expense. The financial statements at September 30, 1999 include $110 of expense in the category "other income-net."

During 1999, the Company advanced $37 to Hotel Morgan, an entity in which Brant has an ownership interest. During 2000, the Company received repayments of $22. The balance at September 30, 2000 is $15.

During 1999 and 2000, Bobby Adkins loaned the Company approximately $190 at an average interest rate of 9.26%. At September 30, 1999 and 2000, the Company owed $54 and $4, respectively.

In January 1999, Maurice Lawruk loaned the Company $1,000. The proceeds of this loan were used for the investment in RTB/AS. The Company repaid the loan in March 1999, plus interest of $39.

In November 1998, Brant loaned the Company $168 which was repaid in March 1999 including interest of $11.

See Note B - Significant Transactions for additional related party transactions.


NOTE M - EARNINGS PER SHARE

The chart that follows is a reconciliation from basic earnings (loss) per share to diluted earnings per share:

Year ended September 30                            2000            1999
Determination of shares:
        Average common shares outstanding       7,998,052        7,784,353
	Series A Cumulative Convertible
          Preferred Stock                               *          739,320

Diluted average common shares outstanding       7,998,052        8,523,673

* The effect of Series A Cumulative Convertible Preferred Stock would be antidilutive.



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

(4.4)          Stand-Still Agreement by and among Triton              *
          Energy Corporation, Trenk Development Corporation,Dibo
          Attar, Robert L. Starer and the Company dated
          December 16, 1988. (10)

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

* THESE ARE DOCUMENTS INCORPORATED BY REFERENCE.

 1. Incorporated herein by reference from the Company's Registration Statement No. 20070425-A on Form S-18 filed December 19,1980.

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