Form 10KSB
period 2001-09-30
B FAST CORP
filed 2002-03-26
CIK 350200

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ]	15,ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended    September 30, 2001

[   ]	15,TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                to
      Commission file number
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

   Title of each class         .  Name of each exchange on which
registered None

Securities registered under Section 12(g) of the Exchange Act:

                 Common Stock (without par value)
(Title of Class)

Series A Cumulative Convertible Preferred Stock (without par value)
Title of class


	Check whether the registrant (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No X

	Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.     [X]

	State issuer's revenues for the year ended September 30, 2001.
$2,711,439

	State the aggregate market value of the voting stock held by non-affiliates as of February 22, 2002.

	-	Common Stock (without par value)	$495,768
		(1) See Note Below

	-	Series A Cumulative Convertible
                Preferred Stock                          $92,467
		(2) See Note Below




	(1)	Based upon the average bid and asked prices of b-Fast's Common Stock as of February 22, 2002.

(2)	Based upon the average bid and asked price of b-Fast's Series A
Cumulative Convertible Preferred Stock as of February 22, 2002.

	State the number of shares outstanding of each of the Company's classes of common equity as of February 22, 2002:

	-	Common Stock (without par value) 7,998,052 shares.


PART I

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

Item 1.  Description of Business

GENERAL DEVELOPMENT OF BUSINESS

	b-Fast Corp. ("b-Fast"), founded in 1948, was incorporated in Louisiana under the name "Pan-Air Corporation". In 1980, we changed our name to "Aero Services International, Inc.". In September 1999, we again changed our name to "b-Fast Corp." b-Fast's corporate office is located at 660 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and its telephone number is 215-860-5600.

	We supply ground support services for general aviation aircraft at the Harrisburg International Airport located in Middletown, Pennsylvania. Our facility is more commonly referred to as a "Fixed Base Operation" or "FBO". We provide on demand "line services" for the general aviation fleet that includes the fueling, ground handling and storage of aircraft along with the subleasing of hangar and office space to tenants. In conjunction with general aviation activities, we also provide, on a contractual basis, ground support services for commercial airlines. These services primarily include fueling and de-icing.

	During fiscal year 1999, b-Fast entered into several transactions involving the auto racing industry, all of which were anticipated to diversify the business risks associated with our then dependency on general aviation services. During fiscal year 2001, these transactions have produced the major source of our cash flow, amounting to $1,324,000. We expect that they will also produce our major source of cash flow in fiscal year 2002.

SIGNIFICANT TRANSACTIONS

	During fiscal 1994, Triton Energy Corporation ("Triton") b-Fast's then principal shareholder and creditor, sold all of the b-Fast indebtedness, common stock and a large portion of b-Fast's Series A Cumulative Convertible Preferred Stock ("Series A Stock") to Transtech Holding Co., Inc.
("Transtech").  See Item 12 for additional information.

	Transtech is a holding company owned and managed by individuals with management experience and ownership (direct and indirect) of other FBOs. At the same time as the sale described in the preceding paragraph, R. Ted Brant or after his death on June 28, 2000, the estate of R. Ted Brant (in both instances, "Brant"), Bobby R. Adkins ("Adkins"), and Maurice Lawruk ("Lawruk") were named directors of b-Fast (the "New Board"). At the same time, Transtech agreed to forgive a portion of the debt ($2,723,000), eliminate accrual of interest on the debt from b-Fast through November 1994, and to forebear for three years collection of the remaining $15,610,000 of principal debt to the extent that payments would exceed 50% of b-Fast's available cash flow.

	In April 1995 after a series of sales of existing FBO's designed to improve liquidity, b-Fast purchased 100% of the stock of Mountain State Flight Services, Inc. ("Mountain State"), a West Virginia corporation. Mountain State operated the sole FBO at the Morgantown, West Virginia airport. Brant was a shareholder and President of Mountain State at the time of purchase.

	In November 1997 we began FBO operations at Harrisburg International Airport in Middletown, Pennsylvania under the terms of a five year lease with the Commonwealth of Pennsylvania signed in July of that year. We are currently in negotiations with the airport authority to extend the term of the lease for five years. These negotiations have resulted in the preparation of a draft lease agreement. One of the issues to be resolved prior to executing any definitive lease, is that of relocating our FBO within the Harrisburg International Airport. Although we expect to secure an extension, we cannot assure that these negotiations will be successful.

	During 1998, we began exploring investments in other business opportunities not related to the aviation industry. To this end, b-Fast, together with Brant, formed a limited liability company named RTB/AS, L.L.C. ("RTB/AS") in January 1999. The purpose of this company is to invest in the auto racing industry. We own a 99% interest in RTB/AS and Brant owns a 1% interest.

	During 1998, the Board approved a $500,000 line-of-credit, increased to $1,500,000 as of March 1, 1999, and further increased to $1,800,000 in May, 1999, for Brant Motorsports, Inc. ("Inc.") a venture involved in the auto-racing business which promoted race cars and sold advertising. The interest rate on the line of credit is prime less 1%. Inc. is owned 100% by Brant. (See, "Item 12 - Certain Relationships and Related Transactions" for additional information.) At September 30, 1999, management determined that all amounts due on the line of credit, outstanding interest and additional advances made to Inc. were not collectible. Therefore, we have reserved amounts totaling $1,911,000 as of September 30, 1999.

	In June 1999, we acquired a 50% non-voting interest in Brant Motorsports, LLC, ("LLC"), a Delaware limited liability company, with Brant owning a 50% voting interest. In January 2000, as part of a restructuring of its operations and finances, Inc. transferred all of its assets and liabilities to LLC. The transfer offered an opportunity for us to collect on the indebtedness of Inc. In connection with the transfer of the indebtedness from Inc. to LLC, Inc. obtained forbearance from us from collection on all amounts outstanding.

	On March 11, 1999 we sold our FBO at Chicago's Midway Airport to Atlantic Aviation Flight Support, Inc. for $17,750,000 plus the assumption of certain debt of approximately $1,012,000. (See, "Item 6, Management's Discussion and Analysis"). During 1999, b-Fast contributed $9,875,000 to RTB/AS from the proceeds of this sale. RTB/AS acquired an After Tax Economic Interest
("ATEI") in Brant's 30% ownership interest in an auto racing entity for $4,275,000.

	On June 28, 2000, Brant died unexpectedly. On July 11, 2000, Lawruk was elected Chairman of the Board to replace Brant. Also, on the same date, the Board elected Adkins as President and Chief Executive Officer and appointed Richard W. Brant, MD, the son of Brant, as a Director.

	On October 31, 2000, we sold our FBO at Morgantown, West Virginia to the City of Morgantown for $150,000 and the release of b-Fast from certain obligations to that City. Even as the only FBO on this airport, the traffic volume at this airport made it difficult for the FBO to be consistently profitable.

BUSINESS OF ISSUER

	We supply ground support services to corporate and other general aviation aircraft at an FBO located at the Harrisburg International Airport, in Middletown, Pennsylvania. We provide line services, subcontracts maintenance and repairs of aircraft, and leases hangar space to various tenants. We also provide ground support services (including fueling) to commercial airlines, air freight carriers and overnight courier services. Over the past several years we entered into certain transactions that are directly and indirectly related to motorsports and auto racing. These transactions yielded a substantial portion of our cash flow in the last fiscal year.

Line Services

	Line services are ground support services that facilitate the day-to-day operation of aircraft. The primary line services we render are aircraft fueling, handling, cleaning, towing, tie-down and aircraft hangar storage. In connection with these services, we provide amenities for the passengers and crews of the aircraft, such as passenger and pilot lounges, flight planning assistance and weather information facilities, conference facilities, arranging of travel and hotel accommodations, aircraft catering and ground transportation.

	Our line service customers are primarily owners and operators of corporate aircraft, including those based at our Harrisburg facility and others that are transient. The business of providing line services is highly competitive.

Hangar Leasing

	We lease hangar, ramp (tie down) space to customers whose aircraft are based at our Harrisburg facility and to various aviation related businesses. Leases of hangar space vary in duration and are most often associated with line service customers who operate corporate and private aircraft.

Commercial Airline Services

	Commercial airline ground support services are provided to airlines and regional air carriers on a contractual basis at the Harrisburg FBO. Services provided include aircraft fueling and de-icing. In commercial airline fueling, we receive a fee for transporting fuel owned by the airline from a storage facility and pumping the fuel into the airline's aircraft.

SUPPLIES

	55% of our sales during the fiscal year ended September 30, 2001 was derived from the sale of fuel. The availability of an adequate supply of fuel, particularly jet fuel, is critical to our operations. In order to develop a more stable fuel supply arrangement, we entered into a fueling agreement with Avfuel Corporation beginning in October 1998. Management believes that our present allocations of fuel and other supplies are adequate to meet overall demand for the foreseeable future. Supplies could be interrupted, curtailed or allocated to other providers of fuel services for a variety of reasons, including, but not limited to, a refinery shutdown, severe weather or war.

RESEARCH AND DEVELOPMENT:  NEW PRODUCTS

	The nature of our business is service related with no amounts of money devoted to research and development or new products.

ENVIRONMENTAL PROTECTION

	Our business operations previously involved the storage, handling and sale of aviation fuel utilizing underground storage tanks ("USTs") at various facilities, most recently being the FBO at Chicago that was sold in March 1999. The FBO at Harrisburg International Airport uses above ground storage tanks. While these tanks also may leak or otherwise bend to environmental issues, identification of a problem generally is easier, given the tank is not below ground. In general however, our operations are subject to a number of federal, state and local environmental laws and regulations, that govern the use of hazardous substances, including the storage and sale of aviation fuels, and also including regulations of USTs.

	While b-Fast believes that all EPA problems have been identified and where required adequately provided for in its financial statements, we realize that additional and potentially substantial environmental liabilities may arise in the future. We do not anticipate experiencing any competitive disadvantage because the entire industry is subject to these regulations.
(See "Note I. Item 3. - Commitments and Contingent Liabilities - Environmental Matters").

	We do not presently maintain insurance covering losses associated with environmental contamination. As of February 15, 2002, we are aware of three potential claims for environmental contamination. The first site involves a formerly operated facility in North Carolina where we may be liable (jointly with others) for cleanup of a fuel farm. Our liability in the matter is limited to $47,000. The second claim involves a site (sold in June 1988) in Wisconsin where we believe we have substantially completed the cleanup and are in the process of reaching closure. Costs of the Wisconsin cleanup are substantially borne by a Trust Fund of the State of Wisconsin. The third site involves a facility in Illinois which was sold by us in 1999. At the time of the sale, we established an escrow fund of $390,000 to provide for any cleanup which may be necessary when the fuel tanks are later removed.

	We may be subject to added exposure on environmental issues either because new situations of contamination are discovered and/or because the regulatory environment becomes more burdensome. Nonetheless, we have taken reasonable steps to accurately estimate future expenses required by compliance with environmental regulations. Based on all information available to date, and further based on existing regulations, we believe we have established sufficient accruals to meet our estimated identified obligations.

GOVERNMENT CONTRACTS

	b-Fast does not have any contracts with the Government that are subject to renegotiation of profits.

COMPETITION

	The FBO industry is highly competitive and there are in excess of 3,500 FBOs nationwide. Some of b-Fast's competitors are highly experienced operators and have greater resources than we do. The nature of the business is such that the competition is not necessarily confined to the same airport but extends to other airports, due to the mobility of aircraft.

EMPLOYEES

	As of January 1, 2002, we had 23 full-time and 4 part-time employees. None of our employees is represented by a union.

Item 2.  Description of Properties

	b-Fast's corporate headquarters are located at 660 Newtown-Yardley Road in Newtown, Pennsylvania. We operate a general aviation services facility, commonly referred to as a FBO, at Harrisburg International Airport under the terms of a lease agreement with the regional airport authority. The current lease expires July 1, 2002.

	Our other principal properties are (1) leasehold improvements, such as hangars and fuel storage facilities; (2) equipment, such as tugs, ground support and other vehicles and shop equipment; and (3) inventories of fuel, and equipment. We consider that, in general, our physical properties (including machinery and equipment) are well maintained, in good operating condition and adequate for their purposes.

Item 3.  Legal Proceedings

	b-Fast is aware of only one action pending against us. That matter, initiated by the taxing authority of the State of New York is discussed in more detail in the following paragraph. In addition, it is possible that there are unasserted, potential claims against us. Such claims may be asserted in the future. It is not uncommon for us to encounter litigation as a result of general business operations.

	From December 1994 through December 1996, b-Fast received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments"). We ceased doing business in New York in November 1993. The Assessments resulted from an audit performed in September 1994, and total approximately $2,800,000 including penalties and interest. We have recorded a charge of $1,668,000 for principal ($850,000) and interest and penalties thereon ($818,000) in fiscal years prior to September 30, 2000. We timely filed appeals of all the Assessments as they were received. On November 7, 2001, an Administrative Law Judge sustained the Assessments, together with penalties and interest. We currently are appealing this decision. We have not provided for the incremental amounts assessed insofar as we believe we will settle this matter for an amount not materially in excess of the amount recorded. Were the taxing authority of the State of New York to be successful in sustaining the Assessments together with the maximum penalties, the amount due would exceed the charge we have recorded.

Item 4.  Submission of Matters to a Vote of Security Holders

	An annual meeting of shareholders was held on September 23, 1999 in Harrisburg, Pennsylvania for the following purposes: to elect directors; to ratify the amendment to the Articles of Incorporation to increase the authorized Common Stock from 15 million to 60 million shares; to ratify the exchange of all of the issued and outstanding Series A Stock into Common Stock at a rate of eight shares of Common Stock for each share of Series A Stock for every holder other than Transtech, and four shares of Common Stock for each share of Series A Stock held by Transtech; to ratify the issuance of 12,507,000 shares of Common Stock, in consideration of the forgiveness by Transtech of $6,253,5000 of indebtedness owed to Transtech by b-Fast; and to ratify the change in our name from Aero Services International, Inc. to b-Fast Corp.

	b-Fast has yet to implement the exchange of the Series A Stock; and the issuance of the shares of Common Stock in consideration or the forgiveness of indebtedness by Transtech (collectively, the "Proposals") approved by the shareholders at that meeting. We do not currently have sufficient registered Common Stock to effect the Proposals. Until we are current with our reporting obligations under the Securities Exchange Act of 1934, as amended ("1934
Act"), additional registered Common Stock cannot be issued and the Proposals cannot be implemented. We plan to complete all necessary filings in order to enable b-Fast to effect the registration of additional shares of Common Stock and to be in compliance with the 1934 Act. (See, "Note C - Management's Plans.")


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)  PRICE RANGE OF COMMON STOCK

	Our Common Stock is traded in the "pink sheets" under the symbol BFTC.

	The following table sets forth the high and low bid prices of the common stock for the periods indicated. The bid prices represent inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

				COMMON

			   HIGH		  LOW

Fiscal Year 2001:
  First Quarter             .35             .20
  Second Quarter            .25             .11
  Third Quarter             .45             .13
  Fourth Quarter            .40             .21

Fiscal Year 2000:
  First Quarter            .375            .3125
  Second Quarter            .32             .20
  Third Quarter             .45             .15
  Fourth Quarter            .52             .20

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

	As of January 29, 2002 there were approximately 607 record holders of the Common Stock. Included in the number of stockholders of record are stockholders who have chosen to have their shares held in "nominee" or "street" name. We do not know how many additional shareholders are so represented.

(c)  DIVIDENDS

	Dividends on the Series A Stock are cumulative from the date of issue and payable quarterly, except in certain circumstances as defined in the articles of incorporation. Under b-Fast's current circumstances, we are not required or may not pay such dividends on Common Stock or Series A Stock.
Additionally, a credit facility with an affiliate signed in December 1989 prohibits the payment of any dividends on Common stock without the prior written approval of the lender. Cash dividends and certain other distributions on Common Stock are also prohibited unless all accrued dividends on the Series A Stock have been paid. Therefore, we have not paid cash dividends on its Series A Stock or Common Stock. We do not anticipate that we will pay any cash dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

	The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated.

YEAR ENDED
     SEPTEMBER 30,

                                 2001    2000

Net Sales                      100.0%  100.0%
Cost of Sales                   47.4    47.6
Departmental costs		62.1 	54.8
Administrative costs		24.2 	28.7
Interest expense		56.2 	44.2
Other income                     0.7     1.6
Income tax expense              11.1      -
Net (loss)                    (100.2)  (73.7)

	The results of operations are presented for the years ended September 30, 2001 and 2000. Income and expenses not related to a specific location are shown as Corporate.

September 30, 2001
(Dollar amounts in thousands)


                              HARRISBURG   MORGANTOWN  CORPORATE       TOTAL

NET SALES                      $2,424          $122    $  165      $ 2,711

COSTS AND EXPENSES
Cost of Sales                   1,052            78       155        1,285
Departmental Costs              1,289            32       362        1,683
Administrative Costs               81             9       565          655
Income (Loss) from
  operations                   $    2          $  3   $  (917)     $  (912)


September 30, 2000
(Dollar amounts in thousands)



	                      HARRISBURG   MORGANTOWN  CORPORATE    TOTAL

NET SALES                       $2,561        $ 994     $  82      $ 3,637

COSTS AND EXPENSES
Cost of Sales                    1,056          588        87        1,731
Departmental Costs               1,073          390       531        1,994
Administrative Costs                83           58       901        1,042
Income (Loss) from
  operations                    $  349        $ (42)  $(1,437)     $(1,130)

Comparison of the Years Ended September 30, 2001 and 2000

	Sales for the year ended September 30, 2001 decreased by $926,000 from net sales for the year ended September 30, 2000. The sale of the Morgantown FBO accounted for $872,000 of this decrease. Sales at the Harrisburg FBO decreased $137,000 of which $87,000 occurred in September 2001, as a result of the interruption on all aviation services after September 11, 2001.

	Cost of sales as a percentage of sales, remained at approximately 47%.

	Net departmental costs increased $3,000 before the effect of EPA expense reimbursements of $314,000. A decrease of $358,000 resulting from the sale of the Morgantown FBO was offset by an increase of $216,000 at the Harrisburg FBO and $145,000 at Corporate including an impairment loss of $122,000. Salaries and benefits increased $143,000 at the Harrisburg FBO. During 2001, the Harrisburg FBO averaged three more employees than in 2000. The cost of insurance increased $59,000 and the expense of renting equipment increased $16,000 in 2001.

	Administrative costs decreased $387,000, of which $49,000 resulted from the sale of the Morgantown FBO. The single largest reduction was $200,000 in legal expenses. A reduction in an allowance related to affiliate advances of $93,000 and a reduction of travel expenses of $58,000 accounted for most of the remainder.

	Interest expense decreased by $81,000 in 2001, primarily the result of eight reductions in the prime lending rate during the fiscal year. For example, the outstanding amount due to Transtech remained unchanged during the year, but the amount of interest accrued on that debt decreased by $60,000.

	Other income is a category where non-operating income and expenses are recorded and a net result is disclosed on the statement of operations. The major component of the $20,000 and $54,000 other income during fiscal 2001 and 2000, respectively, is interest income.

	During fiscal year 2001, b-Fast recorded federal tax expense of $300,000 related to the previously recorded sale of our Chicago FBO.

Liquidity and Capital Resources

	During fiscal 2001, our principal source of cash was the ATEI received on our auto racing industry investment. We expect this trend to continue in fiscal 2002. For the year ended September 30, 2001, operating activities used $996,000 in cash, while return on investments in affiliated entities and repayments of advances to affiliated entities produced $1,324,000. The reduction of accounts receivable produced $261,000 but $311,000 was used to reduce accounts payable. $162,000 was spent for the purchase of property and equipment, and $150,000 was received for the sale of the Morgantown FBO. A decrease in accounts receivable of $44,000 resulted from a change in billing procedures by the Harrisburg International Airport. At September 30, 2000, b-Fast was responsible for invoicing and collecting flowage fees of $.05 per gallon from the airlines for each gallon of fuel pumped into their aircraft.
This amount was usually invoiced on the last day of each month. During 2001, the airport began billing the airlines directly for flowage fees. In addition, sales in September 2001 were $87,000 less than sales in September
2000. This decrease was caused by the events of September 11, 2001 and the business disruptions immediately following that date. Working capital has not increased or decreased significantly because Transtech has agreed to defer payment of accumulated interest and debt until March 20, 2003. Historically, b-Fast has obtained deferrals from Transtech, and has no reason to believe it will be unable to do so in the future. As such, these amounts are reflected as long-term obligations in the consolidated financial statements.

	The accompanying financial statements have been prepared assuming that b-Fast will continue as a going concern. As discussed in "Note C --
Management's Plans," b-Fast has sustained a net loss of $2,716,000 for the year ended September 30, 2001, and has deficiencies in working capital and stockholders' equity of $1,792,000 and $19,296,000 respectively, at September 30, 2001, all of which raise substantial doubt about its ability to continue as a going concern. (Management's plans in regard to these matters are also described in Note C -- Management Plans.)

	We are exploring investments in other business opportunities not related to the aviation industry. To this end, b-Fast, in conjunction with Brant formed RTB/AS in January, 1999. The purpose of this company is to invest in the auto racing industry. During fiscal 1999 we made a capital contribution totaling $9,875,000. As part of the RTB/AS transaction, b-Fast purchased an ATEI in Brant's 30% ownership interest in an auto racing entity. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity. Upon Brant's death on June 28, 2000, his 30% ownership in the auto racing entity became part of the R. Ted Brant estate as did his partnership interest in RTB/AS. Currently, we account for all amounts received from the estate as a reduction in investments in and advances to affiliated entities. During 2001 RTB/AS received $1,324,000 from the estate. The distributions associated with the ATEI represent a substantial portion of b-Fast's cash flow.

	The net loss for fiscal 2001 was $2,716,000. Cash flows used in operating activities amounted to approximately $996,000. The net loss incurred by b-Fast includes approximately $337,000 of non-cash expenses during the year.

	Cash provided by investing activities was $1,312,000 during fiscal 2001. Return on investments in affiliated entities of $867,000, repayments of advances to affiliated entities of $487,000, and proceeds from the sale of the Morgantown FBO of $150,000 were reduced by the purchase of $162,000 of property and equipment.

	Cash used in financing activities was $217,000 during fiscal 2001, primarily from the principal payments of long term debt-affiliate of $212,000.

	In March 2001, b-Fast purchased an aircraft, a King Air 200, which was financed through long term debt of $1,410,000. The aircraft is primarily for b-Fast's corporate use. The plane may be used on occasion for charter service. We are also soliciting offers to purchase the aircraft.

	For a comparison of fiscal 2001 to fiscal 2000, see the Consolidated Statements of Cash Flows.

Future Events Likely To Have Material Impact on the Relationship Between Costs and Revenues

	b-Fast has sold certain of its FBOs over the last seven years. Also, we resolved potential EPA liabilities at one location. These sales will result in lower revenues not necessarily accompanied by a proportional decrease in costs, particularly general and administrative costs, many of which are relatively fixed and do not vary as a direct function of sales volume.

Impact of Inflation

	b-Fast does not believe that inflation has had any material impact upon its business or operations as we have generally been successful in passing along normal inflationary increases in costs to its customers. Unusual or excessively large increases in the price of fuel could also be passed along, subject to certain competitive situations, but overall demand would likely be reduced.

Environmental Issues

	During fiscal 2001 and 2000, we incurred minor clean-up/remediation expenses in complying with regulations. At September 30, 2001, our financial statements include accruals of $104,000 for expected future clean-up/remediation costs for existing known liabilities.

Item 7.  Financial Statements

	The response to this item is submitted as a separate Section of this report.

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure

     None.


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
	    Compliance with Section 16(a) of the Exchange Act.

	The Executive Officers and Directors of b-Fast are as follows:

        Name                             Age               Position

Maurice R. Lawruk                        70          Chairman of the
                                                     Board of Directors,
                                                     and Director

Bobby R. Adkins (1) (2)                  54          President and Chief
Executive Officer and
Director

Alice F. Buford (2)                      53          Director

James R. Affleck, Jr. (1)                61          Director and
Vice President,
Assistant Treasurer, and
Assistant Secretary

Richard W. Brant                         31          Director

Paul R. Slack                            61          Chief Accounting
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

	The officers are the Chief Executive Officer, President, Secretary, Chief Accounting Officer, Treasurer, and such other Vice Presidents as are elected by the Board. All of the officers are elected by the Board and serve at the pleasure of the Board.

	Maurice A. Lawruk was elected to the Board on May 20, 1994. Mr. Lawruk is Vice President of Valley Air and is on the Board of Directors of Transtech. Mr. Lawruk also serves as Chairman of the construction company which he founded in 1967. Mr. Lawruk previously served for eight years on the Pennsylvania Industrial Development Authority. On July 11, 2000, Mr. Lawruk was elected Chairman of the Board of Directors to replace Brant.

	Bobby R. Adkins was elected to the Board on May 20, 1994. He was appointed as Chief Operating Officer in November 1995, a position formerly held by Wallace Congdon. Mr. Adkins is a member of the Board of Directors and the Vice President Operations of Transtech, and has served as Secretary and Treasurer of Valley Air Services, Inc. ("Valley Air") since 1989. Mr. Adkins holds Associate degrees in Accounting, Business Administration, and Law Enforcement, and is a licensed commercial pilot and certified flight instructor. On July 11, 2000, Mr. Adkins was elected President and Chief Executive Officer to replace Brant. The position of Chief Operating Officer vacated by Mr. Adkins was not filled.

	Alice F. Buford was elected to the Board on September 3, 1998.
Ms. Buford is Secretary/Treasurer and fifty percent owner in a real estate development/management company, Appalachian Properties, Inc. Ms. Buford is also a shareholder and Secretary of Valley Air, and is a shareholder of Transtech.

	James R. Affleck, Jr. was appointed Assistant Treasurer in May 1994 , and in March 1997 he was appointed Assistant Secretary and Vice-President. In
August 1998 the members of the Board elected him as a director. Mr. Affleck's duties involve general oversight of cash management, insurance, human resources and benefit programs and investor relations.

	Richard W. Brant, MD was appointed to the Board on July 11, 2000.
Dr. Brant received both a Bachelor of Arts and Doctor of Medicine degree from West Virginia University. He is a partner and managing member of Brant Medical Services, LLC, a medical consulting firm.

	Paul R. Slack was named Controller in May 1989. In February 1991, the Board appointed Mr. Slack as Chief Accounting Officer and Controller. Subsequently, in November 1991 Mr. Slack was appointed Assistant Secretary.
In May 1994, he was appointed Treasurer and, in March 1997 he was appointed Secretary in addition to his other offices.

Item 10.  Executive Compensation

CASH COMPENSATION

	The following table shows the cash compensation paid to or accrued to, or for the benefit of, each of b-Fast's executive officers whose aggregate compensation exceeded $100,000 per annum for services rendered to us during the year ended September 30, 2001:

I.	SUMMARY COMPENSATION TABLE

                                      Annual Compensation        All Other
Name and Principal Position         Year    Salary  Bonus
	Compensation
                                              ($)    ($)             ($)

Bobby R. Adkins, President, (a)      2001   100,100  -0-            42,019
Chief Executive Officer (b)          2000    15,385  -0-            62,376

	(a)  other compensation during 2001 is a fee for management of RTB/AS.

	(b) Appointed by the Board in July 2000. The salary for 2000 represents earnings as President and CEO from the time of his appointment through September 30, 2000. Other compensation represents prior earnings as a vice president.

COMPENSATION OF DIRECTORS

	The Board, in 1994, suspended indefinitely any compensation for Directors, and none has been paid to, or accrued for, any Director since that date.






III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregate Option/SAR Exercises in Last Fiscal Year, and Fiscal Year End Option/SAR Value

					Value of Unexercised
				Number of Unexercised	In-the-Money
				Options/SARs at FY-End	Options/SARs at FY-End

                Shares Acquired Value           Exercisable/    Exercisable/
Name		on Exercise	Realized	Unexercisable	Unexercisable

Bobby R. Adkins      -0-           -0-              0/0          $0.00/$0.00


Item 11.  Security Ownership of Certain Beneficial Owners and Management

	The following tables set forth, as of September 30, 2001, except as otherwise indicated, information with respect to stock ownership of (i) each Director, (ii) each person known by b-Fast to own beneficially more than 5 percent of the outstanding Common Stock, (iii) each person known to us to own beneficially more than 5 percent of the outstanding Series A Stock, and
(iv) all officers and Directors as a group. This information has been provided to b-Fast by the persons named below.


                       Amount and                 Amount of
                       Nature of       Percent    Nature of
                       Beneficial      of Class   Beneficial      Percent of
Name and               Ownership       of         Ownership       Class of
Address of             of Common       Common     of Series A     Series A
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

(2)	On or about June 30, 1988, the holders of the Series A  Stock became entitled (pursuant to the articles of incorporation), voting separately as a class, to elect two directors, to serve on the Board in designated positions (the "Designated Directors") as a result of b-Fast's failure to pay six quarterly dividends on the Series A Stock. Under the articles of incorporation, the holders of Series A Stock cannot vote with Common Stock for the election of b-Fast's directors while entitled to elect directors to serve as Designated Directors.

(3)	During December  1998, Transtech purchased all of the  Series A Stock previously held by Triton.

(4)	Alinco S.A., Cesamar, S.A., and Project Bond Limited  consider themselves a "group" within the meaning of SEC  Rule 13d.

(5)	Includes outstanding vested stock options (20,000).  This  amount does not include common stock owned by Transtech, whose principal owners include Maurice Lawruk and Bob Adkins, Chairman and President and CEO of b-Fast, respectively, and both Members of the Board.

Item 12.  Certain Relationships and Related Transactions.

EMPLOYMENT CONTRACTS

	No employee had employment contracts during 2001.

RELATED PARTY TRANSACTIONS

	In May 1994 Triton sold the majority of its equity in b-Fast to Transtech. (See "Note G - Long Term Debt-Affiliate.") At September 30, 2001, Transtech owned 51.9% of our common stock and 71.8% of b-Fast's preferred stock. b-Fast is also indebted to Transtech in the amount of $14,882,400, in the form of notes that were purchased from Triton. During Fiscal 2001, we made no payments on these loans, and $1,351,000 of interest expense was recorded against these loans of which none was paid. During fiscal year 2000, we paid $6,000 of the demand loans, and $1,492,000 of interest expense was recorded against these loans of which none was paid. At September 30, 2001, we have $6,596,000 of accrued interest due to Transtech recorded on the balance sheet. On January 4, 2002, b-Fast entered into a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2003. As a result, the principal and accrued interest on these notes have been classified as long-term obligations at September 30, 2001.

	In July 1996 b-Fast purchased a 1975 Cessna Citation 500 aircraft owned by Brant for $708,000. As part of the purchase agreement b-Fast agreed to make monthly payments directly to Cessna Corporation on the existing loan. In August 1997 one of the airplane's engines required an overhaul which cost $240,000. Mr. Brant increased the note with Cessna by $200,000 and personally paid the additional $40,000, with the $240,000 being charged to a fixed asset account. At September 30, 2001, the balance of the loan due Cessna was $657,000. This obligation was satisfied when this aircraft was sold in January 2002.

	Prior to the purchase of the King Air, we periodically used an aircraft owned by Valley Air for travel by our employees, primarily management. Valley Air billed b-Fast an hourly rate based on flight tine. The President and Chief Executive Officer of Valley Air is Lawruk. During 2001 we were billed $32,000 for use of the aircraft and during 2000 we were billed $55,000.

	Lawruk has guaranteed repayment of b-Fast's debt obligation to Cessna Corporation on its 1979 Beechcraft King Air 200 airplane, which was acquired in March 2001.

	Brant, Lawruk and their respective spouses have guaranteed repayment of b-Fast's debt obligation to Avfuel Corporation, b-Fast's fuel dealer. The amount of the obligation was $156,000 at September 30, 2001.

	During fiscal year 1998, the Board approved a $500,000 line-of-credit, later increased to $1,500,000 in March 1999, and to $1,800,000 in May 1999, for Inc., whose principal was Brant. The interest rate on the line of credit is prime less 1%. Inc. is pursuing an opportunity to potentially develop a NASCAR racetrack, exhibition site and sales facility (the "Project"). Inc. had an exclusive option to potentially develop the Project near the Pittsburgh International Airport. This option expired on December 31, 2001. Inc. is also evaluating other locations including but not limited to Youngstown, Ohio in which to potentially develop the Project. Retroactive to January 2000, Inc., transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001. b-Fast acquired a 50% non-voting ownership interest in LLC in June 1999. Brant held a 50% voting interest. Given the significant losses incurred and the financial condition of Inc. management had determined that all amounts due from Inc. under the line of credit, for interest and additional advances were not collectible. As a result, we charged administration costs for $1,911,000 during fiscal year 1999. In fiscal 2001 and 2000, we made additional advances of $111,000 and $127,000, respectively in connection with the Project. Given the continued losses and the financial condition of Inc. management has determined that the additional advances are not collectible. As a result, b-Fast charged administration costs for $111,000 and $127,000 respectively, during fiscal years 2001 and 2000. The consolidated balance sheet at September 30, 2001, includes a reserve for advances and loans to affiliates of $2,149,000.

	In prior years, Transportech, Inc., a wholly owned subsidiary of Transtech, advanced b-Fast $123,000. The unpaid balance at September 30, 2001 was $36,000.

	In years prior to September 30, 2000 we advanced $37,000 to Hotel Morgan, an entity in which Brant has an ownership interest. During fiscal 2001, b-
Fast received repayments of $15,000, and no outstanding balance remained at September 30, 2001.

	During fiscal 2000, Adkins advanced b-Fast various amounts, interest free, for short periods of time. These amounts totaled $130,000, but no individual amount exceeded $50,000. At September 30, 2000, b-Fast owed Adkins $4,000. In March 2001, Adkins advanced $116,000 to Cessna Finance Corporation on our behalf, in connection with our acquisition of a 1979 Beechcraft King Air 200 airplane. During fiscal 2001, we repaid this amount to Adkins. At September 30, 2001, no amounts remained outstanding.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  See Index of Exhibits annexed hereto.

(b)  Reports on Form 8-K.  None.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:		b-FAST CORP.

				BY:_______________________________
				Bobby Ray Adkins
				Chief Executive Officer and
				Director


				BY:_______________________________
				Paul R. Slack
				Chief Accounting Officer and
				Controller


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons in the capacities and on the dates indicated.


        Signature                               Title                      Date

__________________________
Maurice A. Lawruk                               Chairman of the Board
                                                and Director

__________________________
Bobby R. Adkins					Director

__________________________
James R. Affleck, Jr.				Director

__________________________
Alice F. Buford					Director

__________________________
Richard W. Brant                                Director


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

                        Index of Financial Statements



	The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 7 are listed below:

                                                                       Page

        Report of Independent Certified Public Accountants             S-2

Consolidated Balance Sheet at                                          S-3
September 30, 2001

Consolidated Statements of Operations                                  S-5
for each of the years ended September 30, 2001
and 2000

Consolidated Statements of                                             S-6
Stockholders' Deficiency for each of the years ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows                                  S-7
for each of the years ended September 30, 2001
and 2000

Notes to Consolidated Financial Statements                             S-9





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania

We have audited the accompanying consolidated balance sheet of b-Fast Corp. and Subsidiaries (the "Company") as of September 30, 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of b-Fast Corp. and Subsidiaries at September 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered operating losses of $912,000 and $1,130,000 for the years ended September 30, 2001 and 2000, respectively. Additionally, the Company has deficiencies in working capital and stockholders equity of $1,792,000 and $19,296,000, respectively, at September 30, 2001.
The aforementioned items raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             BDO SEIDMAN, LLP



Philadelphia, Pennsylvania

January 8, 2002, except for Note D, Item 8, which is as of January 25, 2002.


		b-Fast Corp. and Subsidiaries
                                    CONSOLIDATED BALANCE SHEET
                                       September 30, 2001

(Dollar amounts in thousands)



ASSETS

CURRENT ASSETS
        Cash                                          $   276
        Restricted cash                                   441
	Customer receivables, less allowance for
                doubtful accounts of $20                  171
        Inventories                                        35
        Prepaid expenses and other current assets          64
        Asset held for sale                               740

TOTAL CURRENT ASSETS                                    1,727


PROPERTY AND EQUIPMENT
        Transportation equipment                        1,576
        Machinery and equipment                           169
        Furniture and fixtures                             87
        Leasehold improvements                             94

                                                        1,926
Less:  Accumulated depreciation
                    and amortization                      413

PROPERTY AND EQUIPMENT, NET                             1,513


OTHER ASSETS
	Investments in and advances to affiliated
                entities, net of reserves               8,044

TOTAL ASSETS                                          $11,284



The accompanying notes are an integral part of these consolidated statements.


                             b-Fast Corp. and Subsidiaries
                         CONSOLIDATED BALANCE SHEET - CONTINUED
                                   September 30, 2001

(Dollar amounts in thousands)



LIABILITIES

CURRENT LIABILITIES
Current maturities of long term debt-affiliate                 $   693
	Current maturities of long term debt-other	 	   242
        Accounts payable-trade                                     254
	Accrued expenses
                Fuel taxes                                         850
                Interest and penalties - fuel taxes                818
                Other                                              662


TOTAL CURRENT LIABILITIES                                        3,519

LONG TERM OBLIGATIONS, less current maturities
        Affiliate debt                                          14,882
        Affiliate interest                                       6,596
        Other debt                                               1,472

TOTAL LONG TERM OBLIGATIONS                                     22,950

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                  124

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
	Series A Cumulative Convertible Preferred
	Stock - no par value - authorized 500,000
	shares - issued and outstanding 144,185
        (redemption value - $3,987)                              3,987

STOCKHOLDERS' DEFICIENCY
	Preferred stock - authorized, 1,000,000 shares
		of no par value, 500,000 designated Series A
                Cumulative convertible preferred stock               -
	Common stock - authorized, 60,000,000 shares
		of no par value; issued 8,070,052;
                outstanding 7,998,052 shares                    10,705
        Additional paid-in capital                               4,057
        Accumulated deficit                                    (33,821)
                                                               (19,059)

		Less:  Common stock in treasury
                        (72,000 shares at cost)                    237

TOTAL STOCKHOLDERS' DEFICIENCY                                 (19,296)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $11,284







The accompanying notes are an integral part of these consolidated statements.


                       b-Fast Corp. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the years ended September 30,

(Dollar amounts in thousands, except per share amounts)



                                                   2001            2000

NET SALES                                        $ 2,711         $ 3,637


COSTS AND EXPENSES
        Cost of sales                              1,285           1,731
  Departmental costs, net of
EPA expense reimbursements of $314
and including impairment loss of $122 in 2001      1,683           1,994
     Administrative costs                            655           1,042

                                                   3,623           4,767

(LOSS) FROM OPERATIONS                              (912)         (1,130)

	Minority interest in loss
                of subsidiary                          -               1
        Interest (expense) - affiliates           (1,415)         (1,475)
        Interest (expense) - other                  (109)           (130)
        Other income                                  20              54

(LOSS) BEFORE TAXES                               (2,416)         (2,680)
        Income tax expense                          (300)              -

NET (LOSS)                                        (2,716)         (2,680)

Preferred dividends                                 (138)           (138)

Accretion of preferred stock                         (38)            (21)

Net (loss) applicable to common stockholders     $(2,892)        $(2,839)


Net (loss) per share
        Basic and Dilutive                       $  (.34)        $  (.34)

Weighted average shares outstanding:
        Basic and Dilutive                     7,998,052       7,998,052



The accompanying notes are an integral part of these statements.


                                    b-Fast Corp.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     For the years ended September 30, 2001 and 2000

(Dollar amounts in thousands)


                                                                      Additional
                          Preferred Stock         Common Stock        Paid-In  (Accumulated      Treasury Stock
                        Shares      Amount      Shares     Amount     Capital     Deficit)     Shares      Amount     Total

Balance at
  September 30, 1999        -      $    -     8,070,052    $10,705    $4,392      $(28,425)      72,000  $(237)     $(13,565)
Accretion of redeemable
  preferred stock           -                         -          -       (21)            -            -      -           (21)
Dividends on
  preferred stock                       -             -          -      (138)            -            -      -          (138)
Net (loss)                                            -          -         -        (2,680)           -      -        (2,680)

Balance at
  September 30, 2000        -           -     8,070,052     10,705     4,233       (31,105)      72,000   (237)     $(16,404)
Accretion of redeemable
  preferred stock           -                         -          -       (38)            -            -      -           (38)
  Dividends on
  preferred stock                       -             -          -      (138)            -            -      -          (138)
Net (loss)                                            -          -         -        (2,716)                  -        (2,716)

Balance at
  September 30, 2001        -       $   -     8,070,052    $10,705    $4,057      $(33,821)      72,000  $(237)     $(19,296)


The accompanying notes are an integral part of these consolidated statements.


                              b-Fast Corp. and Subsidiaries
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the years ended September 30,

                                 (Dollar amounts in thousands)



                                                      2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                         $(2,716)         $(2,680)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation and amortization                          211              168
Reserves on advances to affiliates, net                 18              125
Minority interest                                        -               (1)
Write-down of asset held for sale                      122                -
(Gain) on the sale of FBO operations                   (14)               -
Change in assets and liabilities:
 (Increase) decrease in restricted cash                (20)           3,059
 (Increase) decrease in accounts receivable             261            (209)
 (Increase) in inventory                                 24             (21)
 (Increase) in prepaid expenses and other current assets(25)             (4)
 (Decrease) in accounts payable-trade                  (311)           (122)
 Increase (decrease) in accrued expenses                103          (2,023)
 Increase in accrued interest - affiliate             1,351           1,492
Net cash (used in) operating activities                (996)           (216)


CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment             (162)           (24)
	Return on investments in and repayments
        of advances to affiliated entities            1,324            646
        Advances to affiliated entities                   -           (171)
        Proceeds from the sale of FBO operations        150              -

Net cash provided by investing activities             1,312            451




The accompanying notes are an integral part of these consolidated statements.


                       b-Fast Corp. and Subsidiaries
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    For the years ended September 30,

(Dollar amounts in thousands)



                                                       2001              2000

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long term debt-officer   $  116              $135
  Proceeds from issuance of long term debt-other          -               196
Principal payments of long term debt-affiliate         (212)             (281)
  Principal payments of notes payable-other            (121)             (195)

Net cash (used in) financing activities                (217)             (145)

Net increase in cash and cash equivalents                99                90
Cash and cash equivalents at beginning of year          177                87

Cash and cash equivalents at end of year              $ 276              $177


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
        Interest                                      $ 172              $109




Supplemental Schedule of Non-cash Investing and Financing Activities Dividends on the Company's preferred stock were accrued in the amount of $138 in 2001 and 2000. Accretion on the Company's preferred stock was accrued in the amount of $38 in 2001 and $21 in 2000.


During the year ended September 30, 2001, transportation equipment with a cost of $1,435 was financed through long term debt.

The accompanying notes are an integral part of these consolidated statements.


(Dollar amounts in thousands)

NOTE A - NATURE OF BUSINESS

b-Fast Corp. (the "Company" or "b-Fast"), supplies ground support services for general aviation aircraft at one airport located in Harrisburg, Pennsylvania, with its facility more commonly referred to as a "Fixed Base Operation" or "FBO." b-Fast provides on demand "line services" for the general aviation fleet that includes the fueling, ground handling and storage of aircraft along with the subleasing of hangar space to tenants. In conjunction with its general aviation activities, b-Fast also provides, on a contractual basis, ground support services for commercial activities, which primarily include fueling and de-icing.

As discussed below in Note B - Significant Transactions, the Company has entered into certain transactions involving the auto racing industry.

NOTE B - SIGNIFICANT TRANSACTIONS

On March 11, 1999, the Company sold its FBO at Chicago's Midway Airport for $17,750. The net gain on the sale was $17,070. Net proceeds received by the Company at settlement were $10,829 with the remainder held in various escrow accounts to pay off $3,511 in industrial revenue bonds and to settle other contingent liabilities for real estate taxes ($3,020) and EPA cleanup ($390).

As described below, substantially all of the net proceeds were used to fund various transactions entered into by the Company and its then Chairman and Chief Executive Officer R. Ted Brant ("Brant") who died in June 2000.

BRANT MOTORSPORTS, INC.

During 1999 and 1998, the Company advanced monies under a line of credit agreement up to $1,800 to Brant Motorsports, Inc., ("Inc."). Inc. was formed for the purpose of promoting racecars and selling advertising. Inc. was 100% owned by Brant. The interest rate on the line of credit is prime less 1%.

Inc. advanced a majority of the funds borrowed from the Company to Brant Racing, Inc. ("Racing"), an entity owned 100% by Brant. Racing financed an Indy car racing team during 1999 and 1998. The Company incurred significant losses during this period and curtailed operations in 1999.

During 1999, Inc. advanced a portion of the funds borrowed from the Company as well as significant amounts borrowed from a bank to pay expenses and costs related to the development of a NASCAR racetrack project ("the Project"). Inc. had an exclusive option to potentially develop the project near the Pittsburgh International Airport. This option expired on December 31, 2001. Inc. is also evaluating other locations including but not limited to Youngstown, Ohio in which to potentially develop the project.

In June 1999, Brant and the Company formed Brant Motorsports, LLC ("LLC"). Upon formation, Brant owned a 50% voting interest in LLC with the Company owning a 50% nonvoting interest. Retroactive to January 2000, Inc. transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001.

The net assets of Inc. were transferred to LLC because Inc. was unable to satisfy its obligations under its line of credit to the Company. The transfer offered an opportunity for the Company to maintain the possibility of collecting on the debt if certain future business activities of LLC proved to be profitable and construction of the NASCAR racetrack was successful. In return, Inc. obtained forbearance from the Company from collection on the amount outstanding under the line of credit.

Given the significant losses incurred and the financial condition of Inc. management had determined that all amounts due from Inc. under the line of credit, for interest and additional advances were not collectible. As a result, the Company charged administration costs for $1,911 during fiscal year 1999.

In fiscal 2001 and 2000, the Company made additional advances of $111 and $127, respectively. Given the continued losses and the financial condition of Inc. management has determined that the additional advances were not collectible. As a result, the Company charged administration costs for $111 and $127, respectively, during fiscal years 2001 and 2000.

	RTB/AS, L.L.C.

In March 1999, Brant entered into an agreement to purchase a 30% ownership interest in an auto racing entity for $9,875 principally with funds received from a majority owned subsidiary of the Company. In June 1999, the Company formed RTB/AS, L.L.C. ("RTB/AS") for the purpose of making additional investments in the auto racing industry. The Company owns a 99% interest in RTB/AS and Brant owns a 1% interest. During fiscal 1999, RTB/AS advanced $9,708 to Brant. The advances were structured as a loan of $4,265 bearing interest at 8% per annum, various interest free advances totaling $1,168 and a purchase of an After Tax Economic Interest ("ATEI") for $4,275. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity.

RTB/AS also made additional interest free advances of $171 and $610 during 2000 and 1999, respectively, to Brant unrelated to his acquisition of an ownership interest in an auto racing entity.

Currently, the Company accounts for all amounts received from Brant as a reduction in its investments in and advances to affiliated entities. During 2001 and 2000, RTB/AS received $1,324 and $646, respectively, from Brant. Management believes that all amounts to be received from Brant, including the ATEI, will be sufficient to satisfy the loans, note and advances discussed above. Additionally, the Company has not recorded interest income on the $4,265 note to Brant. Management believes that this accounting treatment is conservative and it will evaluate this treatment on an annual basis.

The chart that follows is a reconciliation of "Investments In and Advances to Affiliated Entities" for each of the two years in the period ended September 30, 2001:

Investments in and advances to affiliated
  entities, net of reserves as of September 30, 1999                   $9,750

Additional interest free advances to Brant                                171

Cash received from Investments in and
  Advances to affiliated entities                                        (646)

Investments in and advances to affiliated
  entities, net of reserves as of September 30, 2000                   $9,275

Cash received from Investments in and
  Advances to affiliated entities                                      (1,324)

Other adjustments                                                          93

Investments in and advances to affiliated
  entities, net of reserves as of September 30, 2001                   $8,044



NOTE C - MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At September 30, 2001, the Company had a working capital deficiency of $1,792, and a stockholders' deficiency of $19,296, and had incurred a net loss of $2,716 in 2001. Management is exploring a possible opportunity to acquire an FBO similar to its Harrisburg FBO. The Company is also exploring investments in other non-related businesses, including the auto racing industry.

The Company believes that funds generated from operations, investments in and advances to affiliated entities, and existing capital reserves are insufficient to fully develop its business plan. The Company will have to raise additional funds, either through debt or equity offerings, in order to implement its business expansion and acquisition strategies. The Company has not yet engaged professional advisors for this purpose. If adequate funds are not available, the Company may be required to curtail its operations. There can be no assurance the Company can be returned to profitability or maintained as a going concern.

As discussed in Note G - Financing Arrangements, Note Modification, a substantial portion of the Company's outstanding debt is to Transtech Holding Company, Inc. ("Transtech"), a related party. Historically, the Company has obtained deferrals with respect to the payment of interest and principal on it's debt to Transtech and has no reason to believe it will be unable to obtain additional deferrals in the future.

The shareholders have authorized the issuance of additional shares of common stock, no par value, in consideration of the forgiveness by Transtech of $6,253 of indebtedness owed to Transtech by the Company. The Company currently does not have sufficient registered common stock to effect this proposal. Until the Company is current with its reporting obligations under the Securities Exchange Act of 1934, as amended ("1934 Act"), additional registered shares of common stock will not be issued and the proposal cannot be implemented. The Company plans to complete all necessary filings in order to enable the Company to effect the registration of additional shares of common stock and to be in compliance with the 1934 Act.

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

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Beckett Aviation, Inc., and the majority-owned subsidiary, RTB/AS. All intercompany accounts and transactions have been eliminated.

2.	Restricted Cash

At September 30, 2001, restricted cash of $441 is being held in escrow for potential EPA cleanup costs related to the Company's former FBO located in Chicago, Illinois. The escrow agreement related to the EPA cleanup expires in March 2002.


3.	Inventories

Aircraft parts and accessories, fuel, and supplies, are stated at the lower of cost or market, principally on a moving average unit cost basis.

4.	Property, Equipment, Depreciation and Amortization

Property, equipment and significant improvements to existing assets are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the assets ranging from five to seven years for property and equipment at the time of acquisition. Leasehold improvements are amortized over the estimated service lives of the improvements or the remaining lives of the respective leases, whichever is shorter. Maintenance and repair costs are charged to operations as incurred.

5.	Revenue Recognition

All revenue is recognized as goods and services are provided.

6.	Department Costs

Departmental costs are specific expenses such as salaries, employee benefits and supplies, as well as expenditures such as rent, real estate taxes, amortization, utilities and insurance costs.

7.	Income (loss) Per Common Share

Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Dilutive net income per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock and is computed by dividing the net income available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Equivalents, including stock options and convertible preferred stock, were not included in diluted net loss per share as their effect would be antidilutive for the years ended September 30, 2001 and 2000.

8.	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. The Company's 1975 Cessna Citation 500 airplane was sold on January 25, 2002 for approximately $740. The net book value of the aircraft was greater than the selling price. Therefore management has recognized an impairment write-down of $122 included in departmental costs at September 30, 2001. The asset is recorded at estimated realizable value in the category "Asset Held for Sale" on the consolidated balance sheet.

9.	Financial Instruments and Credit Risk

The carrying amount of financial instruments including cash, and customer receivables approximate fair value at September 30, 2001, because of the relatively short maturity of these instruments. The carrying amount of long-term debt approximates fair value because the Company's interest rates approximate current interest rates. It is impractical to determine fair value of affiliate long-term debt as the amounts are with a related party.

The Company maintains its cash with various major financial institutions. At times cash amounts may exceed the FDIC limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to its cash accounts.

The Company performs ongoing credit evaluations of customers, and generally does not require collateral. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. During fiscal 2001, the Company had one customer that aggregated approximately 26% of net sales. The Company had no significant customers during fiscal 2000.

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

12.	Recent Accounting Pronouncements

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

The FASB recently issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new guidance resolves significant implementation issues related to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company early adopted the provisions of SFAS No. 144 and the adoption of SFAS No. 144 had no impact on financial position or results of operations.

NOTE E - INVENTORIES

Inventories at September 30 were comprised of:		2001

Gycol (deicer)                                           $27

Fuel                                                       8
                                                         $35



NOTE F - ASSET HELD FOR SALE

At September 30, 2001, the asset held for sale is a 1975 Cessna Citation 500 aircraft as discussed in Note D, Item 8 - Impairment of Long-Lived Assets.


NOTE G - FINANCING ARRANGEMENTS

Long-Term Debt Schedule at September 30                           2001

Affiliate - Unsecured demand notes bearing interest
at prime +2% (8.0% at September 30, 2001).
        (See note modification below.)                         $ 7,972

Affiliate - Installment note bearing interest
at prime (6.0% at September 30,
2001).  Quarterly payments of $300 plus
interest beginning October 1999, and
is collateralized by a first priority
interest, mortgage, assignment or lien on certain
leasehold interests, equipment,
accounts receivable, and inventory.  The Company
has not met its scheduled payment obligations
under this note.  (See note modification below.)                 6,910

Installment note bearing interest at
prime +1.75% (7.75% at September 30, 2001)
held by the Company's primary fuel dealer.
Payment is made by way of a 4.5 cents per
gallon fuel rebate on jet fuel purchases with
a minimum annual principal reduction of $45
until September 2007.  Maurice Lawruk, Brant
and their respective spouses have guaranteed
repayment of this note.                                            156

Installment note bearing interest at prime + 1.2%
(7.2% at September 30, 2001) to a finance company
collateralized by a Cessna aircraft (see note L)
requiring monthly payments of $12 including
interest.  This obligation was satisfied in January 2002.          657

Installment note bearing interest at prime + 0.5%
 (6.5% at September 30, 2001) to a finance company
 collateralized by a Beech aircraft - requiring
 monthly payments of $14 including interest, until
 March 2016.  Maurice Lawruk has guaranteed
 repayment of this note.                                         1,410

Other                                                              184
                                                                17,289

Less: Current maturities of long term debt                         935

                                                               $16,354


Annual maturities of long-term debt at September 30, 2001 are as follows:

	 Year ending
	September 30,
            2002                               935
            2003                            14,990
            2004                               108
            2005                                89
            2006                                74
         Thereafter                          1,093
                                           $17,289

The Company has an available line of credit of $175 due to expire on March 15, 2002, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act. The line of credit will be extended for one year upon receipt of this report. There are no amounts outstanding on the line of credit at September 30, 2001. See Note I.3 for additional environmental matters.

The Affiliate Instalment Note restricts the payment of dividends and certain other distributions on common stock unless all accrued dividends on the preferred stock are paid. Total dividends in arrears relating to series A preferred stock at September 30, 2001 is $2,042.

Note Modification

On January 4, 2002, the Company entered into a Note Modification Agreement with an Affiliate whereby the affiliate has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2003. As a result, the principal and accrued interest on these notes has been classified as long-term obligations at September 30, 2001.

NOTE H - INCOME TAXES

The Company has net operating loss carryforwards aggregating $20,001 at September 30, 2001 expiring through 2020. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences including operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards the deferred tax asset of approximately $12,766 at September 30, 2001, is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

Certain amounts of the net operating loss carryforwards may be limited due to possible changes in the Company's stock ownership. In addition, the sale of common stock by the Company to raise additional operating funds, could limit the utilization of the otherwise available net operating loss carryforwards.

During the year ended September 30, 2001, the Company recorded federal tax expense of $300 related to the previously recorded sale of its Chicago FBO.

The approximate income effect of each type of temporary difference is as follows:

		                                              September 30
		                                                  2001
       Net deferred income tax assets:
         Net operating loss carryfoward                         $ 8,000
         Accrued interest                                         2,640
         Reserves on advances to affiliates                         897
         Accruals for real estate and other taxes                   793
         Other                                                      436
                                                                 12,766
         Valuation allowance                                    (12,766)
         Net deferred income tax asset                          $     -

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

1.	Lease Commitments

Ground operations are conducted from leased premises which include buildings and hangar facilities. The lease arrangements expire on various dates through 2003, with certain options for renewal. The terms of the leases provide for monthly payments of a fixed amount with certain escalation clauses and in one location additional variable amounts based on fuel flowage or other factors.


	Future minimum lease payments for all non-cancelable operating leases having a term in excess of one year at September 30, 2001 are as follows:

	 Year ending
	September 30,
            2002                          $27
            2003                           10
            2004                            4
                                          $41

Rental expense for all operating leases for each of the years ended September 30, 2001 and 2000 were $421 and $536, respectively.

The Company subleases office space under short-term and long-term agreements to various aviation tenants. Such sublease agreements generally provide for a minimum monthly rent and certain renewal options. Sublease rental income included in net sales was $30 and $44, for the years ended September 30, 2001 and 2000.

2.	Litigation

b-Fast is aware of only one action pending against the Company. That matter, initiated by the taxing authority of the State of New York is discussed in more detail in the following paragraph. In addition, it is possible that there are unasserted, potential claims against the Company. Such claims may be asserted in the future. It is not uncommon for the Company to encounter litigation as a result of general business operations.

From December 1994 through December 1996, the Company received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993 ("Assessments"). The Company had ceased doing business in New York in November 1993. The assessments resulted from an audit performed in September 1994, and totaled approximately $2,700 including interest and penalties as of September 30, 2001. The Company had recorded a charge of $1,668 for principal ($850) and interest and penalties thereon ($818) in fiscal years prior to September 30, 1999. These amounts are reflected as accrued expenses at September 30, 2001. On November 7, 2001, an Administrative Law Judge sustained the Assessments together with penalties and interest. The Company is currently appealing this decision and has not provided for the incremental amounts assessed as management believes it will settle this matter for an amount not materially in excess of the amount recorded.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through September 30, 2001.

At September 30, 2001 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund for substantially all remediation expenses incurred. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin.

	See Note D.2. and Note G for additional environmental matters.

NOTE J - SAVINGS PLAN

The Company has an "Employees Tax Sheltered Retirement Plan." Employees who have completed one year with a minimum of 1000 hours of service are eligible to participate. To participate the employee must make contributions to the plan through salary reduction pursuant to Section 401(K) of the Internal Revenue Code. The Company matches contributions in an amount equal to 25% of the first 2% contributed by the employee. The Company's contributions to the plan for the years ended September 30, 2001 and 2000 were not significant.

NOTE K - CAPITAL STRUCTURE AND STOCK OPTIONS

Authorized Shares

The Company's capital stock consists of 60,000,000 shares of common stock, no par value and 1,000,000 shares of preferred stock, as to which the Board has the power to designate the rights, terms, preferences, privileges, and ratify powers, if any, and the restrictions and qualifications of the share of each series as established. 500,000 shares have been designated as Series A Cumulative Convertible Preferred Stock.

Series A Cumulative Convertible Preferred Stock

During fiscal 1986, the Company completed a public offering of 422,000 units, each unit consisting of one share of Series A Cumulative Convertible Preferred Stock ("Series A preferred stock") and two Common Stock Purchase Warrants ("warrants"). The warrants expired in 1990. Under the terms of the offering, the holders of the Series A preferred stock are entitled to receive cumulative cash dividends at the annual rate of $.96 per share and to preference in liquidation over common stockholders of $13.50 per share, plus accrued and unpaid dividends. Dividends are cumulative from date of issue and payable quarterly, except in certain circumstances as defined in the articles of incorporation. Under those circumstances, the Company is not required or may decline to pay such dividends. Each share of Series A preferred stock is convertible into four shares of common stock at an initial price of $3.375 per share, subject to adjustment. At the annual shareholders' meeting held on September 23, 1999, the shareholders ratified a change in the conversion rate of the Series A preferred stock. Outstanding shares of Series A preferred stock will be convertible at a rate of eight shares of common stock for each share of Series A preferred stock outstanding for all shareholders except Transtech. The conversion rate for Transtech will remain at 4 shares of common stock for each share of Series A preferred stock held.

The Series A preferred stock is subject to mandatory redemption at the rate of 7-1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August 1, 2006. The mandatory redemption price is $13.50 per share plus accrued and unpaid dividends. The excess of the mandatory redemption price over the net proceeds received by the Company is accreted during the period in which the stock is outstanding. Periodic accretion based on the interest method is charged to additional paid-in capital. The first redemption was due on August 1, 1996, but no redemption was made. The Louisiana Business Corporation Law provides that a corporation may redeem shares of its capital stock subject to redemption out of surplus or stated capital so long as any such redemption would not reduce stated capital below the aggregate allocated value of issued shares remaining after the redemption and so long as sufficient net assets remain to satisfy amounts payable upon liquidation with respect to any remaining issued shares having a preferential right to participate in assets upon liquidation. Also, the terms of the issue state that the Company may not redeem any shares unless full accrued dividends have been paid on all outstanding shares, and also, if such redemption would reduce working capital below $9,000 or cash below $1,500. At September 30, 2001, the Company had accrued and unpaid dividends totaling $2,042, a working capital deficiency of $1,792, and a cash balance of $276. The accrued and unpaid dividends on the series A preferred stock are included in Redeemable Preferred Stock. No dividends were paid in 2001 or 2000. The Company's obligation to redeem shall be cumulative.

The Company has the option, subject to payment of full dividends, to redeem the Series A preferred stock in whole or in part at $13.50 per share for the year ended August 1, 1994 and thereafter.

At September 30, 2001, the Company has reserved 739,320 shares of common stock for the conversion of outstanding Series A preferred stock.

The following is a schedule of the changes in Redeemable Preferred Stock for the years ended September 2001 and 2000.
                                       Series A
                                       Shares                  Amount

Balance September 30, 1999             144,185                 $3,652

Accretion of Series A
  Preferred Stock                            -                     21

Dividends                                    -                    138

Balance September 30, 2000             144,185                  3,811

Accretion of Series A
  Preferred Stock                            -                     38

Dividends                                    -                    138

Balance September 30, 2001             144,185                 $3,987

Stock Options

The Company adopted a Stock Option Plan in September 1989 to extend for a period of ten years. Stock appreciation rights in the same amounts have been granted to holders of stock options and can be exercised by surrendering related stock options. There were no awards granted in 2001 or 2000. The options and related stock appreciation rights generally vest over three years and expire 10 years after granting. At September 30, 2001, fully vested options exercisable totalled 20,000 with an average exercise price of $0.16 per share. The plan terminated in September 1999 since no action was taken by the Board of Directors to extend it. Termination of the plan does not affect any option or stock appreciation rights previously granted.

During 1995, the FASB adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which has recognition provisions that establish a fair value based method of accounting for stock-based employee compensation plans and established fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. SFAS 123 also has certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with non-employees was required for all such transactions entered into after December 15, 1995. The recognition provision with regard to the fair value based method of accounting for stock-based employee compensation plans is optional. The Company has decided to continue to apply "Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," for its stock-based employee compensation arrangements. APB 25 uses what is referred to as an intrinsic value based method of accounting. The Company will provide the disclosures when required.

NOTE L - RELATED PARTIES

In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech. (See Note G, Long Term Debt-Affiliate.) At September 30, 2001, Transtech owned 51.9% of the Company's common stock and 71.8% of the Company's preferred stock. The Company is also indebted to Transtech in the amount of $14,882, at September 30, 2001, in the form of notes that were purchased from Triton. During fiscal 2001, the Company made no payments of the loans, and $1,351 of interest expense was recorded against these loans of which none was paid. During fiscal year 2000 the Company paid $6 of the demand loans, and $1,492 of interest expense was recorded against these loans of which none was paid. At September 30, 2001, the Company has $6,596 of accrued interest due to Transtech recorded on the balance sheet.

In prior years, Transportech, Inc. (Transportech), a wholly-owned subsidiary of Transtech, advanced the Company $123. The unpaid balance at September 30, 2001 was $36.

In July 1996 the Company purchased a 1975 Cessna Citation 500 aircraft owned by Brant for $708. As part of the purchase agreement the Company will make monthly payments directly to Cessna Corporation (Cessna) on behalf of Brant on the existing loan. In August 1997 one of the airplane's engines required an overhaul, which cost $240. Mr. Brant increased the note with Cessna by $200 and personally paid the additional $40, with the $240 being charged to a fixed asset account. At September 30, 2001, the balance of the loan due Cessna was $657.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air was Brant. After the death of Brant, his position was assumed by Maurice Lawruk. The Company was billed $32 and $55, respectively, for use of the aircraft during fiscal 2001 and 2000.

In years prior to September 30, 2000, the Company advanced $37 to Hotel Morgan, an entity in which Brant has an ownership interest. During fiscal 2001, the Company received repayments of $15 and no balance remained outstanding at September 30, 2001.

During fiscal 2000 Adkins loaned the Company various amounts, interest free, for short periods of time. These amounts totalled $130, but no individual amount exceeded $50. At September 30, 2000 the Company owed Adkins $4. At September 30, 2001, no amounts remained outstanding.

In March 2001, Adkins advanced $116 to Cessna Finance Corporation on behalf of the Company, in connection with its acquisition of a 1979 Beechcraft King Air 200 airplane. During fiscal 2001, the Company repaid this amount to Adkins.

See Note B - Significant Transactions and Note G - Financing Arrangements for additional related party transactions.


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