Form 10QSB
period 1999-12-31
B FAST CORP
filed 2002-10-15
CIK 350200

U. S. Securities and Exchange Commission
 Washington, D.C. 20549

 Form 10-QSB

 (Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 1999

TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                            1934

 For the transition period from                     to



 Commission file number     0-10190-0


                 b-FAST CORP.
	(Exact name of small business issuer as
	specified in its charter)


             LOUISIANA             	            72-0385274
   (State or other jurisdiction	(IRS Employer Identification No.)
 of incorporation or organization)


         660 Newtown-Yardley Road, Newtown, PA 18940

	(Address of principal executive offices


                 (215) 860-5600
	(Issuer's telephone number)


	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes         No   _

    State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2000: Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No   _





	b-FAST CORP. AND SUBSIDIARIES

	INDEX






PART I -  Financial Information	Page Number


Item 1.  Financial Statements
Consolidated Balance Sheet
December 31, 1999 (unaudited)                                          2

Consolidated Statement of Operations
three months ended December 31, 1999
and 1998 (unaudited)                                                   4

Consolidated Statement of Cash Flows
three months ended December 31, 1999 and 1998
(unaudited)                                                            5

Notes to Consolidated Financial Statements - December 31, 1999
(unaudited)                                                            6

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                         9


PART II - Other Information

Item 1.  Legal Proceedings                                            11

Item 2.  Changes in Securities and Use of Proceeds                    11

Item 3.  Defaults Upon Senior Securities                              11

Item 4.  Submission of Matters to a Vote of Security Holders          11

Item 5.  Other Information                                            11

Item 6.  Exhibits and Reports on Form 8-K                             11

		b-FAST CORP. AND SUBSIDIARIES
        	CONSOLIDATED BALANCE SHEET
	        DECEMBER 31, 1999

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
	Cash	                                	$    24
	Restricted cash		                          3,119
	Customer receivables, less allowance for
		doubtful accounts of $30		    158
	Inventories		                             30
	Assets held for sale		                    136
	Prepaid expenses and other current assets           184

TOTAL CURRENT ASSETS		                          3,651

PROPERTY AND EQUIPMENT
	Transportation equipment		          1,250
	Machinery and equipment		                    141
	Furniture and fixtures		                     89
	Leasehold improvements		                     87

                                                          1,567

Less:  Accumulated depreciation
	and amortization		                    468

PROPERTY AND EQUIPMENT, NET		                  1,099

OTHER ASSETS
	Investments in and advances to affiliated
	 entities, net of reserves		          9,750
	Restricted cash		                            403

TOTAL OTHER ASSETS		                         10,153

TOTAL ASSETS		                                $14,903


























See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET - CONTINUED
	DECEMBER 31, 1999

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
	Current maturities of long term debt-affiliate		    $   213
	Current maturities of long term debt-other		        205
	Accounts payable-trade		                                746
	Accrued expenses
		Fuel taxes		                                850
		Interest and penalties-fuel taxes		        818
		Other		                                        468
		Property taxes - Chicago FBO		              2,072
TOTAL CURRENT LIABILITIES		                              5,372

LONG-TERM DEBT, less current maturities
	Affiliate debt		                                     15,603
	Affiliate interest		                              4,108
	Other		                                                197
TOTAL LONG-TERM DEBT		                                     19,908

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST		                                        125

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS		      3,698
	Series A Cumulative Convertible Preferred Stock no par value - authorized 500,000 shares - issued and outstanding 144,185 shares
		(redemption value - $3,885)

STOCKHOLDERS' DEFICIENCY
	Preferred stock - authorized, 1,000,000 shares of
		no par value, 500,000 designated Series A cumulative
		convertible preferred stock		                -
	Common stock - authorized, 60,000,000 shares
	of no par value; issued 8,070,052;
	outstanding 7,998,052 shares		                     10,705
        Additional paid-in capital                                    4,346
        Accumulated deficit                                         (29,014)
                                                                    (13,963)

		Less:  Common stock in treasury
                (72,000 shares at cost)                                 237

TOTAL STOCKHOLDERS' DEFICIENCY                                      (14,200)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                        $14,903














See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED
	STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED
                                                  DECEMBER 31,
                                              1999           1998


NET SALES                                    $ 648         $2,835

COST AND EXPENSES

Cost of sales                                  282          1,023
Departmental costs                             481          1,212
Administrative costs                           168            375

Income (loss) from operations                 (283)           225

Interest (expense) - other                      (7)           (95)
Interest (expense) - affiliate                (374)          (346)
Other income, net                               75            496


NET INCOME (LOSS)                             (589)           280

Preferred dividends                            (35)           (35)

Accretion of preferred stock                   (11)           (11)

Net income (loss) applicable
to common stockholders                       $(635)        $  234

Net income (loss) per share
        Basic                              $ (0.08)        $ 0.04
        Dilutive                           $ (0.08)        $ 0.04

Weighted average shares outstanding:
        Basic                            7,998,052      6,371,753
        Dilutive                         7,998,052      6,948,493


























See Notes to Consolidated Financial Statements.

	b-FAST CORP.
	CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                          1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income (Loss)                                       $(589)         $  280

 Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
 Depreciation and amortization                              42             101
 Provision for losses on accounts receivable                 1               3
 Provision for obsolete inventory                            1               2
 Change in assets and liabilities:
 (Increase) decrease in accounts receivable                 64            (151)
 Increase in notes receivable - affiliate                    -          (1,122)
 (Increase) decrease in inventory                            7              (6)
 (Increase) decrease in other current assets                87             (21)
 Increase in assets held for sale                            -             (33)
 Increase in sinking fund                                    -             (55)
 Increase in restricted cash                               (42)              -
 Increase in accounts payable                               59              15
 Decrease in other accrued expenses                        (42)           (508)
 Increase in other liabilities - affiliate                 355             164
 Increase in property taxes - Chicago                        -              40

 Total adjustments                                         532          (1,571)

 Net cash used in operating activities                     (57)         (1,291)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                        (8)           (515)
 Repayments of notes receivable                              -             500

 Net cash used in investing activities                      (8)            (15)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of long term debt-affiliate         24             234
 Proceeds from issuance of long term debt-other             11           1,215
 Principal payments of long term debt-affiliate            (25)            (48)
 Principal payments of long-term debt-other                 (8)           (121)

 Net cash provided by financing activities                   2           1,280

 Net decrease in cash & cash equivalents                   (63)            (26)
 Cash and cash equivalents at beginning of period           87             241

 Cash and cash equivalents at end of period              $  24          $  215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the quarter for:
 Interest                                                $  23           $ 248

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $35 in each of the three month periods ended December 31, 1999 and 1998. During those same periods, accretion on the Company's preferred stock as an increase in the value of the preferred stock was accrued in the amount of $11 each year.

See Notes to Consolidated Financial Statements.

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 1999, consolidated statements of earnings for the three month periods ended December 31, 1999 and 1998, and the consolidated statements of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 annual report on Form 10-KSB. The results of operations for the three month periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 1999 the Company had a working capital deficiency of $1,721, stockholder's deficiency of $14,200, and incurred a net loss of $589 for the three months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3:  ASSETS HELD FOR SALE

On October 31, 2000 the Company sold its equipment and inventory related to its West Virginia FBO for cash in the amount of $150 and terminated its lease for that facility. At December 31, 1999 the net book value of those assets have been classified as assets held for sale on the consolidated balance sheet.

NOTE 4:  INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES

In March 1999 R. Ted Brant ("Brant"), the Company's Chairman and Chief Executive Officer, entered into an agreement to purchase a 30% ownership interest in an auto racing entity for $9,875 principally with funds received from a majority owned subsidiary. In June 1999, the Company formed RTB/AS, L.L.C. ("RTB/AS") for the purpose of making investments in the auto racing industry. The Company owns a 99% interest in RTB/AS and Brant owns a 1% interest. During fiscal 1999, RTB/AS advanced $9,708 to Brant. The advances were structured as a note of $4,265 bearing interest at 8% per annum, various interest-free advances totaling $1,168 and a purchase of an After Tax Economic Interest ("ATEI") in Brant's 30% ownership interest in the auto racing entity for $4,275. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity.

RTB/AS also made additional interest free advances of $610 during fiscal year 1999 to Brant unrelated to his acquisition of an ownership interest in an auto racing entity.

Currently, the Company accounts for all amounts received from Brant as a reduction in its investments in and advances to affiliated entities. Management believes that all amounts to be received from Brant, including the ATEI, will be sufficient to satisfy the loans, note and advances discussed above. Additionally, the Company has not recorded interest income on the $4,265 note to Brant. Management believes that this accounting treatment is conservative and it will evaluate this treatment on an annual basis. During fiscal year 1999 RTB/AS received $568 from Brant. The balance in this account remains unchanged from September 30, 1999.

NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,975 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2002. Also included in this category is $790, the balance due to a finance company collateralized by a Cessna aircraft. The note bears interest at prime plus 1.2%. Of the total $790, $72 is included in current maturities of long term debt-affiliate. Also included in current maturities are $67 of short term notes due Transtech, Inc., a subsidiary of Transtech; and $74 of notes due Bobby Adkins, the Company's President. (See Note 7: Related Party Transactions for additional information).

Long Term Debt-Other
This category includes $205 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company also owes Avfuel $50 on a note which is paid monthly per an amortization schedule. A bank in Wisconsin is due $146 for EPA cleanup which is ongoing at a previously owned location within Wisconsin. However, the bank is paid directly by the Wisconsin Super Fund and therefore a $146 receivable is recorded in other current assets. There is also $1 due on an equipment purchase. Of the total $402, $205 is classified as short term.

NOTE 6:  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three month period ended December 31, 1999, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,885. Relative to this debt, the Company had accrued interest of $4,108 at December 31. During the three months ended December 31, 1999 the Company paid none of the interest and $3 of principal to Transtech.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. ("Valley Air") for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During the three months ended December 31, 1999 the Company was billed $8 for use of the aircraft.

During 1999, the Company advanced $37 to Hotel Morgan, an entity in which Brant has an ownership interest. In November 1999, the Company received repayment of $22. The balance at December 31, 1999 is $15 and is included in prepaid expenses.

In September 1999, Bobby Adkins, the Company's President and member of the Board of Directors, loaned the Company $50. During the three months ended December 31, 1999 he loaned the Company an additional $24. No repayments were made during this period and the Company owed Adkins $74 at December 31, 1999.
 The liability is included in current maturities of long term debt-affiliates.

NOTE 8:  CONTINGENT LIABILITIES

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through December 31, 1999.

At December 31, 1999 the Company has included in its financial statements an accrual for environmental remediation of $234. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $234 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

NOTE 9:  SUBSEQUENT EVENTS

In July 2000, the property tax appeal at the Chicago FBO was resolved with the Company paying $1,999 of the $2,072 accrued at December 31, 1999. The payment was made from the escrow account of $3,119 recorded in the financial statements at December 31, 1999 as restricted cash. The balance of the escrow was released from restriction.

	PART I - FINANCIAL INFORMATION
	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

					Three Months Ended
					   December 31,
                                           1999    1998

Net Sales                                 100.0%  100.0%
Cost of Sales                              43.5    36.1
Departmental costs                         74.2    42.8
Administrative costs                       25.9    13.2
Interest expense (Net)                     58.9    15.6
Other income                               11.6    17.6
Net income (loss)                         (90.9)    9.9

Sales for the three month period ended December 31, 1999 decreased $2,187 as compared to the same period in 1998. The sale of the Company's Chicago FBO in March 1999 accounts for a sales decrease of $2,379. Therefore, sales from continuing operations increased $192 (42%). The Harrisburg FBO produced an increase in sales of $135, due in part to the only competitor at the airport discontinuing fuel sales during this quarter to concentrate on maintenance. The Morgantown FBO produced an increase in sales of $53 all due to increased fuel sales to military aircraft.

Cost of sales as a percent of sales increased from 36.1% to 43.5%. When removing Chicago's cost of sales in fiscal 1999 of $818, cost of sales at continuing operations decreased by 1.5%.

Departmental costs include salaries and benefits; maintenance and repair of equipment and buildings; insurance; rent of property and equipment; and utilities. These costs, when excluding Chicago's $784 in fiscal 1999, increased $53 (12.3%). Insurance costs increased $14, which happens every year because of limited competition for aviation related insurance, real estate rent increased $12 through escalation clauses in airport leases, and salaries and related benefit costs increased 9.8% through a combination of new hiring and wage increases.

Administrative costs decreased $207, with the sale of Chicago accounting for $119. The balance of the decrease was in advertising expense, which totalled $92. This was the result of an advertising campaign in fiscal 1999 that was deemed unsuccessful and discontinued. Administrative expenses include legal and professional fees, depreciation, travel expenses, advertising, and credit card service charges.

	PART I - FINANCIAL INFORMATION
	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1999 the Company used $57 of cash in operating activities and another $8 for the purchase of property and equipment. Financing activities provided $2.

Working capital decreased $96 to ($1,721) from September 30, 1999 to December 31, 1999, which approximates the decrease in cash ($63). Working capital has also not increased or decreased significantly because Transtech has agreed to defer payment of accumulated interest and debt until March 20, 2003. Historically, the Company has obtained deferrals from Transtech, and has no reason to believe it will be unable to do so in the future. As such, these amounts are reflected as long-term obligations in the consolidated financial statements.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2000 the major source of cash is expected to be provided by return on investments and the release of the restricted cash escrow, which is expected to occur in July 2000. Of the $3,119 of restricted cash held in escrow at December 31, 1999, approximately $1,120 is expected to be returned to the Company.

The Company anticipates cash flow during the remainder of the fiscal year from its After Tax Economic Interest ("ATEI") investment to provide approximately $150 of cash flow which will be available for use as working capital.

	PART II - OTHER INFORMATION
	b-FAST CORP. AND SUBSIDIARIES

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

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

	None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5. - OTHER INFORMATION

	None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

		(a)  Exhibits:  None.

		(b)  Reports on Form 8-K:  None.

	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	          b-FAST CORP.
	(Registrant)



____________________________________
                         (Signature)
		Paul R. Slack
		Chief Accounting Officer
		and Controller



_____________________________________
                          (Signature)
		Bobby R. Adkins
		President and Chief Executive Officer



Date:  October 11, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bobby
Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

	(1)	I have reviewed the Report;

	(2)	to the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to order to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

	(3)	to the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
October 11, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul
R. Slack, Chief Accounting Officer of the Company, certify, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

	(1)	I have reviewed the Report;

	(2)	to the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to order to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

	(3)	to the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report.



_______________________________________
Paul R. Slack
Chief Accounting Officer
October 11, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 1999, as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	the Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

	(2)	the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
October 11, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 1999, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief
Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	the Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

	(2)	the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
Paul R. Slack
Chief Accounting Officer
October 11, 2002









	b-FAST CORP. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	DECEMBER 31, 1999

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)