Form 10QSB
period 2000-03-31
B FAST CORP
filed 2002-10-15
CIK 350200

U. S. Securities and Exchange Commission
	Washington, D.C. 20549

	Form 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

		For the quarterly period ended March 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2000: Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No   _





	b-FAST CORP. AND SUBSIDIARIES

	INDEX






PART I -  Financial Information	Page Number


Item 1.  Financial Statements
Consolidated Balance Sheet
March 31, 2000 (unaudited)                                             2

Consolidated Statements of Operations
three months and six months ended March 31, 2000
and 1999 (unaudited)                                                   4

Consolidated Statements of Cash Flows
six months ended March 31, 2000 and 1999
(unaudited)                                                            5

Notes to Consolidated Financial Statements
March 31, 2000 (unaudited)                                             7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations           10


PART II - Other Information

Item 1.  Legal Proceedings                                            12

Item 2.  Changes in Securities and Use of Proceeds                    12

Item 3.  Defaults Upon Senior Securities                              12

Item 4.  Submission of Matters to a Vote of Security Holders          12

Item 5.  Other Information                                            12


Item 6.  Exhibits and Reports on Form 8-K                             12

        b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET
	MARCH 31, 2000

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
        Cash                                                    $    41
        Restricted cash                                           3,134
	Customer receivables, less allowance for
                doubtful accounts of $26                            291
        Inventories                                                  47
        Assets held for sale                                        136
        Prepaid expenses and other current assets                   231

TOTAL CURRENT ASSETS                                              3,880

PROPERTY AND EQUIPMENT
        Transportation and equipment                              1,250
        Machinery and equipment                                     147
        Furniture and fixtures                                       89
        Leasehold improvements                                       94
                                                                  1,580
Less:  Accumulated depreciation
        and amortization                                            517

PROPERTY AND EQUIPMENT, NET                                       1,063

OTHER ASSETS
	Investments in and advances to affiliated
          entities, net of reserves                               9,669
        Restricted cash                                             408

TOTAL OTHER ASSETS                                               10,077

TOTAL ASSETS                                                    $15,020




























See Notes to Consolidated Financial Statements

		b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET - CONTINUED
	MARCH 31, 2000


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Current maturities of long term debt-affiliate                    $   225
 Current maturities of long term debt-other                            244
 Accounts payable-trade                                                921
 Accrued expenses
   Fuel taxes                                                          850
   Interest and penalties-fuel taxes                                   818
   Other                                                               670
   Property taxes - Chicago FBO                                      2,072
TOTAL CURRENT LIABILITIES                                            5,800

LONG-TERM DEBT, less current maturities
 Affiliate debt                                                     15,583
 Affiliate interest                                                  4,467
 Other                                                                 184
TOTAL LONG-TERM DEBT                                                20,234

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                      126

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS                     3,744
 Series A Cumulative Convertible Preferred Stock no par value - authorized 500,000 shares - issued and outstanding 144,185 shares
 (redemption value - $3,920)

STOCKHOLDERS' DEFICIENCY
 Preferred stock - authorized, 1,000,000 shares of
 no par value, 500,000 designated Series A cumulative
 convertible preferred stock                                             -
 Common stock - authorized, 60,000,000 shares
 of no par value; issued 8,070,052;
 outstanding 7,998,052 shares                                       10,705
   Additional paid-in capital                                        4,300
   Accumulated deficit                                             (29,652)
                                                                   (14,647)
   Less:  Common stock in treasury
      (72,000 shares at cost)                                          237

TOTAL STOCKHOLDERS' DEFICIENCY                                     (14,884)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                       $15,020

















See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED
	STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                          March 31,                  March 31,
                                      2000        1999          2000        1999

NET SALES                        $     907   $   2,308     $   1,555     $ 5,143
COST AND EXPENSES

Cost of sales                          440         842           722       1,865
Departmental costs                     544       1,091         1,025       2,303
Administrative costs                   230         409           398         784

Income (loss) from operations         (307)        (34)         (590)        191

Interest (expense) - other              (7)        (65)          (14)      (135)
Interest (expense) - affiliate        (379)       (394)         (753)      (765)
Gain on sale of certain FBO
 operations                              -      17,070             -      17,070
Other income, net                       55          20           130         516
Income (loss) before taxes            (638)     16,597        (1,227)     16,877
Income tax expense                       -       5,000             -       5,000

NET INCOME (LOSS)                     (638)     11,597        (1,227)     11,877

Preferred dividends                    (35)        (35)          (70)       (70)
Accretion of preferred stock           (11)        (10)          (22)       (21)
Net income (loss) applicable
 to common shareholders          $    (684)  $  11,552     $  (1,319)  $  11,786

Net income (loss) per share
   Basic                         $   (0.09)  $    1.44     $   (0.17)  $    1.56
   Dilutive                      $   (0.09)  $    1.35     $   (0.17)  $    1.46
Weighted average shares
   outstanding:
   Basic                         7,998,052   7,998,052     7,998,052   7,569,481
   Dilutive                      7,998,052   8,574,792     7,998,052   8,146,221





See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  MARCH 31,
                                                              2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                         ($1,227)    $11,877

 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
 Depreciation and amortization                                  91         184
 Provision for losses on accounts receivable                     2           5
 Provision for obsolete inventory                                1           3
 Gain on the sale of FBO operations                              -     (17,138)
 Deferred taxes                                                  -       5,000
 Minority interest                                               1           -
 Changes in assets and liabilities:
 (Increase) decrease in accounts receivable                    (70)         98
 Increase in inventory                                         (10)         (2)
 Decrease in other current assets                               40         112
 (Increase) decrease in assets held for sale                     -       1,452
 Increase in sinking fund                                        -        (141)
 Increase in restricted cash                                   (62)     (6,531)
 Increase in other assets                                        -        (495)
 Increase (decrease) in accounts payable                       234         (84)
 Increase (decrease) in other accrued expenses                 160        (787)
 Increase in other liabilities - affiliate                     714         489
 Increase in property taxes - Chicago FBO                        -           4

 Total adjustments                                           1,101     (17,831)

 Net cash used in operating activities                        (126)     (5,954)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                           (21)       (518)
 Investments in affiliated entities                              -      (9,875)
 Advances and loans to affiliated entities                    (110)     (1,381)
 Return on investment in affiliated entities                   191           -
 Repayments of notes receivable                                  -         500
 Proceeds from sale of FBO                                       -      17,750

 Net cash provided by (used in) investing activities            60       6,476

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of long term debt-affiliate             40         234
 Proceeds from issuance of long term debt-other                 50       1,215
 Principal payments of long term debt-affiliate                (49)       (436)
 Principal payments of long-term debt-other                    (21)     (1,180)

 Net cash provided by (used in) financing activities            20        (167)
 Net decrease in cash and cash equivalents                     (46)        355
 Cash and cash equivalents at beginning of period               87         241

 Cash and cash equivalents at end of period                $    41     $   596






See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Cash paid during the period for:
                Interest                                    $   50     $   386

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $70 in each of the six month periods ended March 31, 2000 and 1999. During those same periods, accretion on the Company's preferred stock as an increase in the value of the preferred stock was accrued in the amount of $22 each year.


















































See Notes to Consolidated Financial Statements.

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2000, consolidated statements of operations for the three month and six month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the six month periods ended March 31, 2000, were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 annual report on Form 10-KSB. The results of operations for the three month and six month periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2000 the Company had a working capital deficiency of $1,920 stockholder's deficiency of $14,884, and incurred a net loss of $1,227 for the six months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3:  ASSETS HELD FOR SALE

On October 31, 2000 the Company sold its equipment and inventory related to its West Virginia FBO for cash in the amount of $150 and terminated its lease for that facility. At March 31, 2000 the net book value of those assets have been classified as assets held for sale on the consolidated balance sheet.

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

Currently, the Company accounts for all amounts received from Brant as a reduction in its investments in and advances to affiliated entities. Management believes that all amounts to be received from Brant, including the ATEI, will be sufficient to satisfy the loans, note and advances discussed above. Additionally, the Company has not recorded interest income on the $4,265 note to Brant. Management believes that this accounting treatment is conservative and it will evaluate this treatment on an annual basis. During fiscal year 1999 RTB/AS received $568 from Brant. During the first six months of fiscal year 2000 RTB/AS received $81 from Brant.

NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2002. Also included in this category is $773, the balance due to a finance company collateralized by a Cessna aircraft. The note bears interest at prime plus 1.2%. Of the total $773, $72 is included in current maturities of long term debt-affiliate. Also included in current maturities are $63 of short term notes due Transtech, Inc., a subsidiary of Transtech; and $90 of notes due Bobby Adkins, the Company's President. (See Note 7: Related Party Transactions for additional information).

Long Term Debt-Other
This category includes $197 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company also owes Avfuel $46 on a note which is paid monthly per an amortization schedule. A bank in Wisconsin is due $149 for EPA cleanup which is ongoing at a previously owned location within Wisconsin. However, the bank is paid directly by the Wisconsin Super Fund and therefore a $149 receivable is recorded in other current assets. In February 2000 the Company secured a $200 line of credit with its primary bank. Repayment terms will be interest only monthly, principal due on demand. The interest rate is prime plus 0.5%. At March 31, 2000 the balance due on this line of credit was $35. There is also $1 due on an equipment purchase. Of the total $429, $244 is classified as short term.

NOTE 6:  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three month period ended March 31, 2000, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,882. Relative to this debt, the Company had accrued interest of $4,467 at March 31. During the six months ended March 31, 2000 the Company paid none of the interest and $6 of principal to Transtech.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. ("Valley Air") for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During the six months ended March 31, 2000 the Company was billed $20 for use of the aircraft.

During 1999, the Company advanced $37 to Hotel Morgan, an entity in which Brant has an ownership interest. In November 1999, the Company received repayment of $22. The balance at March 31, 2000 is $15 and is included in prepaid expenses.

In September 1999, Bobby Adkins, the Company's President and member of the Board of Directors, loaned the Company $50. During the six months ended March 31, 2000 he loaned the Company an additional $40. No repayments were made during this period and the Company owed Adkins $90 at March 31, 2000. The liability is included in current maturities of long term debt-affiliates.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through March 31, 2000.

At March 31, 2000 the Company has included in its financial statements an accrual for environmental remediation of $234. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $234 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

NOTE 9:  SUBSEQUENT EVENTS

In July 2000, the property tax appeal at the Chicago FBO was resolved with the Company paying $1,999 of the $2,072 accrued at March 31, 2000. The payment was made from the escrow account of $3,134 recorded in the financial statements at March 31, 2000 as restricted cash. The balance of the escrow was released from restriction.

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                           Three Months Ended                Six Months Ended
                                March 31,                        March 31,
                          2000         1999                  2000         1999

Net Sales                 100.0%       100.0%               100.0%      100.0%
Cost of Sales              48.5         36.5                 46.4        36.3
Departmental costs         60.0         47.3                 65.9        44.8
Administrative costs       25.4         17.7                 25.6        15.3
Interest expense (Net)     42.6         19.9                 49.3        17.5
Other income                6.2        740.5                  8.3       342.0
Income tax                   -         216.6                    -        97.2
Net income (loss)         (70.3)       502.5                (78.9)      230.9

Sales for the six month period ending March 31, 2000 decreased $3,588 as compared to the same period in 1999. The sale of the Company's Chicago FBO in March 1999 resulted in a decrease in sales of $4,249. The Harrisburg FBO produced an increase in sales of $577 due in a large part to the only competitor at the airport discontinuing fuel sales during the first quarter of fiscal year 1999 to concentrate on maintenance. The Morgantown FBO produced an increase in sales of $78 of which $56 was due to increased fuel sales to military aircraft. Sales during the three month period ended March 31, 2000 decreased $1,401 from the prior year. The sale of Chicago resulted in a decrease in sales during the quarter of $1,870. Sales at Harrisburg increased $443 and sales at Morgantown increased $26 for the same reasons as during the six month period.

Cost of sales as a percent of sales increased from 36.3% to 46.4% during the six month period ended March 31, 2000. When sales and cost of sales at Chicago are removed from the calculation in fiscal year 1999, the cost of sales percentage becomes 45.0% and therefore the increase at continuing operations is only 1.6%. When the same calculation is performed for the three month period, the increase of 12.0% becomes 3.5%.

Departmental costs include salaries and benefits; maintenance and repair of equipment and buildings; insurance; rent of property and equipment; and utilities. These costs, when excluding Chicago's $1,426 in fiscal year 1999, increased $148 (16.9%) for the six month period in fiscal 2000. $78 of the increase was in salaries and benefits because of a combination of new hires and wage increases. Real estate rent increased $24 through escalation clauses in airport leases, and insurance costs increased by $20. This is a difficult area to control because of limited competition in aviation insurance. During the three month period ending March 31, 2000, continuing operations departmental costs increased $95 as compared to the same period in fiscal year 1999. $51 of the increase was in salaries and benefits, $12 in real estate rent, and $6 in insurance costs.

Administrative expenses include legal and professional fees, depreciation, travel expenses, advertising and credit card service charges. These costs decreased $386 for the six month period ended March 31, 2000 compared to the same period in fiscal year 1999. The sale of Chicago accounted for $277 of the decrease. The major decrease in continuing operations administrative expenses was $92 of advertising expense, resulting from an advertising campaign in fiscal 1999 that was deemed to be unsuccessful and was discontinued. Legal, accounting, and other professional fees combined decreased $45. Only two expenses within this category had any large increase during the six month period. Late charges on accounts payable increased by $13 and credit card service charges increased by $12 due to the increased sales, the majority of which are paid by credit card. Administrative expenses decreased $179 during the three month period ended March 31, 2000 as compared to the same period in the prior year. The sale of Chicago accounted for

$158 of the decrease. Legal and other professional expenses decreased $54 in fiscal 2000, while travel expenses increased $20, credit card service charges increased $9, and late charges on accounts payable increased $6.

Interest expense-other decreased $121 in the current six month period as compared to the prior year's which is almost entirely the result of the sale of Chicago due to the assumption, by the buyers, of $1,015 of debt, and the payoff of the Industrial Revenue Bond of $3,500 at settlement. The decrease of $58 during the quarter just ended was also a result of the Chicago sale.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2000 the Company used $126 of cash in operating activities and another $21 for the purchase of property and equipment. Financing activities provided $20, and return on investment in affiliated entities provided $81 net of advances made to affiliates.

Working capital decreased $295 to ($1,920) from September 30, 1999 to March 31, 2000. While current assets increased $180, current liabilities increased $475. The largest increase in current assets, $136, occurred in assets held for sale. This amount represents the net book value of the assets at the Company's Morgantown, West Virginia FBO, which was sold in October 2000. The amount was reclassified from other assets at September 30, 1999 to current assets at March 31, 2000. Accounts receivable increased by $68 (30%). More than one-half of the increase is due to increased sales to airlines for into-plane fueling and the associated flowage fees because the majority of airline billings are done on the last business day of the month for that month. The remainder of the increase is due to timing of collections. The two largest increases in current liabilities were in accounts payable of $234, and other accrued expenses of $160. Accounts payable increased due to the shortage of cash flow. $145 of the $160 increase in other accrued expenses was the result of three unidentified wire transfers being received by the Company. This amount was recorded as a liability until the source can be identified.
Working capital has also not decreased significantly because Transtech has agreed to defer payment of accumulated interest and debt until March 20, 2003.
 Historically, the Company has obtained deferrals from Transtech, and has no reason to believe it will be unable to do so in the future. As such, these amounts are reflected as long-term obligations in the consolidated financial statements.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2000 the major source of cash is expected to be provided by return on investments and the release of the restricted cash escrow, which is expected to occur in July 2000. Of the $3,134 of restricted cash held in escrow at March 31, 2000, approximately $1,135 is expected to be returned to the Company.

The Company anticipates cash flow during the remainder of the fiscal year from its After Tax Economic Interest ("ATEI") investment to provide approximately $450 of cash flow which will be available for use as working capital.

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



____________________________________
                         (Signature)
		Paul R. Slack
		Chief Accounting Officer
		and Controller



_____________________________________
                          (Signature)
		Bobby R. Adkins
		President and Chief Executive Officer



Date:  October 11, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
October 11, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul
R. Slack, Chief Accounting Officer of the Company, certify, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Paul R. Slack
Chief Accounting Officer
October 11, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2000, as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
October 11, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2000, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
Paul R. Slack
Chief Accounting Officer
October 11, 2002