Form 10QSB
period 2000-06-30
B FAST CORP
filed 2002-10-15
CIK 350200

U. S. Securities and Exchange Commission
	Washington, D.C. 20549

	Form 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended June 30, 2000

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2000: Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No   _





b-FAST CORP. AND SUBSIDIARIES

INDEX



PART I -  Financial Information	Page Number


Item 1.  Financial Statements
Consolidated Balance Sheet
June 30, 2000 (unaudited)                                         2

Consolidated Statements of Operations
three months and nine months ended June 30, 2000
and 1999 (unaudited)                                              4

Consolidated Statements of Cash Flows
nine months ended June 30, 2000 and 1999
(unaudited)                                                       5

Notes to Consolidated Financial Statements
June 30, 2000 (unaudited)                                         7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      10


PART II - Other Information

Item 1.  Legal Proceedings                                       12

Item 2.  Changes in Securities and Use of Proceeds               12

Item 3.  Defaults Upon Senior Securities                         12

Item 4.  Submission of Matters to a Vote of Security Holders     12

Item 5.  Other Information                                       12

Item 6.  Exhibits and Reports on Form 8-K                        12

		b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET
	JUNE 30, 2000

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
        Cash                                                         $    34
        Restricted cash                                                3,090
	Customer receivables, less allowance for
                doubtful accounts of $28                                 351
        Inventories                                                       51
        Assets held for sale                                             136
        Prepaid expenses and other current assets                        405

TOTAL CURRENT ASSETS                                                   4,067

PROPERTY AND EQUIPMENT
        Transportation and equipment                                   1,250
        Machinery and equipment                                          150
        Furniture and fixtures                                            89
        Leasehold improvements                                            94
                                                                       1,583
Less:  Accumulated depreciation
        and amortization                                                 555

PROPERTY AND EQUIPMENT, NET                                            1,028

OTHER ASSETS
	Investments in and advances to affiliated
          entities, net of reserves                                    9,675
        Restricted cash                                                  414

TOTAL OTHER ASSETS                                                    10,089

TOTAL ASSETS                                                         $15,184




























See Notes to Consolidated Financial Statements.

		b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET - CONTINUED
	JUNE 30, 2000


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
        Current maturities of long term debt-affiliate               $   260
        Current maturities of long term debt-other                       390
        Accounts payable-trade                                         1,152
	Accrued expenses
                Fuel taxes                                               850
                Interest and penalties-fuel taxes                        818
                Other                                                    657
                Property taxes - Chicago FBO                           2,072
TOTAL CURRENT LIABILITIES                                              6,199

LONG-TERM DEBT, less current maturities
        Affiliate debt                                                15,563
        Affiliate interest                                             4,849
        Other                                                            175
TOTAL LONG-TERM DEBT                                                  20,587

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                        126

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS                       3,788
	Series A Cumulative Convertible Preferred Stock no par value - authorized 500,000 shares - issued and outstanding 144,185 shares
		(redemption value - $3,954)

STOCKHOLDERS' DEFICIENCY
	Preferred stock - authorized, 1,000,000 shares of
		no par value, 500,000 designated Series A cumulative
                convertible preferred stock                                -
	Common stock - authorized, 60,000,000 shares
		of no par value; issued 8,070,052;
                outstanding 7,998,052 shares                          10,705
        Additional paid-in capital                                     4,256
        Accumulated deficit                                          (30,240)
                                                                     (15,279)
		Less:  Common stock in treasury
                (72,000 shares at cost)                                  237

TOTAL STOCKHOLDERS' DEFICIENCY                                       (15,516)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                         $15,184

















See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED
	STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                             June 30,               June 30,
                                         2000        1999       2000        1999

NET SALES                             $ 1,003      $  579    $ 2,558     $ 5,722

COST AND EXPENSES

Cost of sales                             501         271      1,223       2,136
Departmental costs                        529         506      1,554       2,809
Administrative costs                      190         499        588       1,283

Income (loss) from operations           (217)       (697)      (807)       (506)

Interest expense - other                 (11)        (24)       (25)       (256)
Interest expense - affiliate            (400)       (328)    (1,153)       (996)
Gain on sale of certain FBO
        operations                          -           -          -      17,070
Other income, net                          40          67        170         583

Income (loss) before taxes               (588)       (982)    (1,815)     15,895
Income tax expense                          -          -           -       5,000

NET INCOME (LOSS)                        (588)       (982)    (1,815)     10,895

Preferred dividends                      (34)        (34)      (104)       (104)
Accretion of preferred stock             (10)        (11)       (32)        (32)
Net income (loss) applicable
        to common shareholders        $  (632)  $  (1,027)  $ (1,951)   $ 10,759

Net income (loss) per share
        Basic                       $   (0.08)  $   (0.13) $   (0.24)  $    1.40
        Dilutive                    $   (0.08)  $   (0.11) $   (0.24)  $    1.31
Weighted average shares
	outstanding:
        Basic                       7,998,052   7,998,052  7,998,052   7,712,338
        Dilutive                    7,998,052   8,574,792  7,998,052   8,289,078





See Notes to Consolidated Financial Statements.

	b-FAST CORP.
	CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                                    JUNE 30,
                                                             2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                         ($1,815)     $10,895

Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
Depreciation and amortization                                 129          226
Provision for losses on accounts receivable                     3            6
Provision for obsolete inventory                                1            4
Gain on the sale of FBO operations                              -      (17,138)
Deferred taxes                                                  -        5,000
Minority interest                                               1            -
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                   (131)         290
Increase in inventory                                         (14)         (17)
(Increase) decrease in other current assets                  (134)         126
(Increase) decrease in assets held for sale                     -        1,452
Increase in sinking fund                                        -         (146)
Increase in restricted cash                                   (24)      (3,046)
Increase in other assets                                        -         (497)
Increase in accounts payable                                  465          119
Increase (decrease) in other accrued expenses                 147         (834)
Increase in other liabilities - affiliate                   1,096          816
Increase in property taxes - Chicago FBO                        -           79

  Total adjustments                                         1,539      (13,560)

Net cash used in operating activities                        (276)      (2,665)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                           (24)        (520)
Investments in affiliated entities                              -       (9,875)
Advances and loans to affiliated entities                    (262)      (1,703)
Return on investment in affiliated entities                   337            -
Repayments of notes receivable                                  -          500
Proceeds from sale of FBO                                       -       17,750

 Net cash provided by investing activities                     51        6,152

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long term debt-affiliate             85          234
Proceeds from issuance of long term debt-other                196        1,215
Principal payments of notes payable-affiliate                 (79)        (467)
Principal payments of long-term other                         (30)      (4,680)

Net cash provided by (used in) financing activities           172       (3,698)
Net decrease in cash and cash equivalents                     (53)        (211)
Cash and cash equivalents at beginning of period               87          241

Cash and cash equivalents at end of period                $    34      $    30






See Notes to Consolidated Financial Statements.

	b-FAST CORP.
	CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                                  JUNE 30,
                                                             2000         1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Cash paid during the period for:
                Interest                                   $   77      $   456

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $104 in each of the nine month periods ended June 30, 2000 and 1999. During those same periods, accretion on the Company's preferred stock as an increase in the value of the preferred stock was accrued in the amount of $32.

















































See Notes to Consolidated Financial Statements.

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2000, consolidated statements of earnings for the three month and nine month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the nine month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 annual report on Form 10-KSB. The results of operations for the three month and nine month periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At June 30, 2000 the Company had a working capital deficiency of $2,132 stockholder's deficiency of $15,516, and incurred a net loss of $1,815 for the nine months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3:  ASSETS HELD FOR SALE

On October 31, 2000 the Company sold its equipment and inventory related to its West Virginia FBO for cash in the amount of $150 and terminated its lease for that facility. At June 30, 2000 the net book value of those assets have been classified as assets held for sale on the consolidated balance sheet.

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

Currently, the Company accounts for all amounts received from Brant as a reduction in its investments in and advances to affiliated entities. Management believes that all amounts to be received from Brant, including the ATEI, will be sufficient to satisfy the loans, note and advances discussed above. Additionally, the Company has not recorded interest income on the $4,265 note to Brant. Management believes that this accounting treatment is conservative and it will evaluate this treatment on an annual basis. During fiscal year 1999 RTB/AS received $568 from Brant. During the first nine months of fiscal year 2000 RTB/AS received a net amount of $75 from Brant.

NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2002. Also included in this category is $753, the balance due to a finance company collateralized by a Cessna aircraft. The note bears interest at prime plus 1.2%. Of the total $753, $72 is included in current maturities of long term debt-affiliate. Also included in current maturities are $58 of short term notes due Transtech, Inc., a subsidiary of Transtech; and $130 of notes due Bobby Adkins, the Company's President. (See Note 7: Related Party Transactions for additional information).

Long Term Debt-Other
This category includes $192 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company also owes Avfuel $42 on a note which is paid monthly per an amortization schedule. A bank in Wisconsin is due $149 for EPA cleanup which is ongoing at a previously owned location within Wisconsin. However, the bank is paid directly by the Wisconsin Super Fund and therefore a $149 receivable is recorded in other current assets. In February 2000 the Company secured a $200 line of credit with its primary bank. Repayment terms will be interest only monthly, principal due on demand. The interest rate is prime plus 0.5%. At June 30, 2000 the balance due on this line of credit was $181. There is also $1 due on an equipment purchase. Of the total $565, $390 is classified as short term.

NOTE 6:  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three month period ended June 30, 2000, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,939. Relative to this debt, the Company had accrued interest of $4,849 at June 30, 2000.
During the nine months ended June 30, 2000 the Company paid none of the interest and $20 of principal to Transtech.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. ("Valley Air") for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is R. Ted Brant. During the nine months ended June 30, 2000 the Company was billed $35 for use of the aircraft.

During 1999, the Company advanced $37 to Hotel Morgan, an entity in which Brant has an ownership interest. In November 1999, the Company received repayment of $22. The balance at June 30, 2000 is $15 and is included in prepaid expenses.

In September 1999, Bobby Adkins, the Company's President and member of the Board of Directors, loaned the Company $50. During the nine months ended June 30, 2000 he loaned the Company an additional $85, of which $5 was repaid. The Company owed Adkins $130 at June 30, 2000. The liability is included in current maturities of long term debt-affiliates.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through June 30, 2000.

At June 30, 2000 the Company has included in its financial statements an accrual for environmental remediation of $229. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $229 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

NOTE 9:  SUBSEQUENT EVENTS

In July 2000, the property tax appeal at the Chicago FBO was resolved with the Company paying $1,999 of the $2,072 accrued at June 30, 2000. The payment was made from the escrow account of $3,090 recorded in the financial statements at June 30, 2000 as restricted cash. The balance of the escrow was released from restriction.

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                            Three Months Ended       Nine Months Ended
                                June 30,                   June 30,
                           2000         1999             2000   1999

Net Sales                 100.0%       100.0%           100.0% 100.0%
Cost of Sales              50.0         46.8          47.8 	37.3
Departmental costs         52.7         87.4          60.8 	49.1
Administrative costs       18.9         86.2          23.0 	22.4
Interest expense (Net)     40.9         60.8          46.0 	21.9
Other income                3.9         11.6           6.7     308.5
Income tax                   -            -             -	87.4
Net income (loss)         (58.6)      (169.6)        (70.9)    190.4

Sales for the nine month period ending June 30, 2000 decreased $3,164 as compared to the same period in 1999. The sale of the Company's Chicago FBO in March 1999 resulted in a decrease in sales of $4,249. The Harrisburg FBO produced an increase in sales of $1,041 due in a large part to the only competitor at the airport discontinuing fuel sales during the first quarter of fiscal year 2000 to concentrate on maintenance. The Morgantown FBO produced an increase in sales of $51. The major components of the Morgantown increase in sales were in retail fuel sales of $54 and military fuel sales of $16. These increases were offset by a decrease in flying lessons of $14 and maintenance services of $7. At the corporate level aircraft charter income decreased by $7 from 1999. Sales during the three month period ended June 30, 2000 increased $424 from the prior year. Sales at Harrisburg increased $464, with the major increase of $185 the result of a contract to fuel military aircraft. Retail fuel sales at Harrisburg increased $117 and into-plane fees from commercial aircraft increased $70. Sales at Morgantown decreased $27. Increases in retail fuel sales of $22 at Morgantown were offset by decreases in military fuelings of $40. Also in fiscal year 1999 flight training lessons were provided but were discontinued by that year end. That produced a sales decrease in fiscal year 2000 of $9.

Cost of sales as a percent of sales increased from 37.3% to 47.8% during the nine month period ended June 30, 2000. When sales and cost of sales at Chicago are removed from the calculation in fiscal year 1999, the cost of sales percentage becomes 45.7% and therefore the increase at continuing operations is only 2.1%. For the three month period ended June 30, 2000 the cost of sales percentage increased from 46.8% to 50.0%. The primary reason for the increase is the change in the sales mix, with 34% of the sales increase in the three month period provided by military fuel sales, which have a lower gross margin than retail sales.

Departmental costs include salaries and benefits; maintenance and repair of equipment and buildings; insurance; rent of property and equipment; and utilities. These costs, when excluding Chicago's $1,426 in fiscal year 1999, increased $171 (12.4%) for the nine month period in fiscal 2000. $110 of the increase was in salaries and benefits because of a combination of new hires and wage increases. Real estate rent increased $26 through escalation clauses in airport leases, and rental of line equipment, primarily fuel trucks increased $22. As fuel sales and into-plane services increased, additional equipment was leased as needed. During the three month period ending June 30, 2000, departmental costs increased $23 as compared to the same period in fiscal year 1999. While salaries and benefits increased by $32, small decreases in several other departmental expenses reduced the net increase to $23.

Administrative expenses include legal and professional fees, depreciation, travel expenses, advertising and credit card service charges. These costs decreased $695 for the nine month period ended June 30, 2000 compared to the same period in fiscal year 1999. The sale of Chicago accounted for $277 of the decrease. The major decrease at continuing operations was $92 of advertising expense, resulting from an advertising campaign in fiscal 1999 that was deemed to be unsuccessful and was discontinued. Legal, accounting, and other professional fees combined decreased $385. Only two expenses within this category had any large increase during the nine month period. Late charges on accounts payable increased by $26 and credit card service charges increased by $18 due to the increased sales, the majority of which are paid by credit card. Administrative expenses decreased $309 during the three month period ended June 30, 2000 as compared to the same period in the prior year. Legal and other professional expenses decreased $340 in fiscal 2000, a majority of which was due to tax planning and legal fees relating to the sale of Chicago in fiscal year 1999. This reduction was offset by increases in late payment charges of $13, credit card service charges of $5, and travel expenses of $6.

Interest expense-other decreased $231 in the current nine month period as compared to the prior period, all of which is due to the sale of Chicago. The buyers assumed $1,015 of Company debt, and the Industrial Revenue Bond of $3,500 was paid at settlement. Interest expense-affiliate increased $157 during the same nine month period because of the rise in prime rate. At June 30, 2000 the rate was 1.75% higher than the previous year.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2000 the Company used $276 of cash in operating activities and another $24 for the purchase of property and equipment. Financing activities provided $172, and return on investment in affiliated entities provided $337.

Working capital decreased $507 to ($2,132) from September 30, 1999 to June 30, 2000. While current assets increased $367, current liabilities increased $874. The largest increase in current assets, $136, occurred in assets held for sale. This amount represents the net book value of the assets at the Company's Morgantown, West Virginia FBO, which was sold in October 2000. The two largest increases in current liabilities were in accounts payable of $465, and current maturities of long-term debt-other of $195. Accounts payable increased due to the shortage of cash flow. $181 of the $195 increase in other long term debt was due to draws on a $200 line-of-credit with the Company's principal bank. Working capital has not decreased more significantly because Transtech has agreed to defer payment of accumulated interest and debt until March 20, 2003. Historically, the Company has obtained deferrals from Transtech, and has no reason to believe it will be unable to do so in the future. As such, these amounts are reflected as long-term obligations in the consolidated financial statements.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2000 the major source of cash is expected to be provided by return on investments and the release of the restricted cash escrow which is expected to occur in July 2000. Of the $3,090 of restricted cash held in escrow at June 30, 2000, $1,091 is expected to be returned to the Company.

The Company anticipates cash flow during the remainder of the fiscal year from its After Tax Economic Interest ("ATEI") investment to provide approximately $300 of cash flow which will be available for use as working capital.

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



____________________________________
                         (Signature)
		Paul R. Slack
		Chief Accounting Officer
		and Controller



_____________________________________
                          (Signature)
		Bobby R. Adkins
		President and Chief Executive Officer



Date:  October 11, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bobby
Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
October 11, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul
R. Slack, Chief Accounting Officer of the Company, certify, pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Paul R. Slack
Chief Accounting Officer
October 11, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2000, as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive
Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
October 11, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2000, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	the Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

	(2)	the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
Paul R. Slack
Chief Accounting Officer
October 11, 2002