Form 10QSB
period 2000-12-31
B FAST CORP
filed 2002-11-27
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended December 31, 2000

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

	State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2001:
         Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No   _





	b-FAST CORP. AND SUBSIDIARIES

	INDEX






PART I -  Financial Information	Page Number


Item 1.  Financial Statements
Consolidated Balance Sheet
December 31, 2000 (unaudited)                                          2

Consolidated Statements of Operations
three months ended December 31, 2000
and 1999 (unaudited)                                                   4

Consolidated Statements of Cash Flows
three months ended December 31, 2000 and 1999
(unaudited)                                                            5

Notes to Consolidated Financial Statements - December 31, 2000
(unaudited)                                                            6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            9


PART II - Other Information

Item 1.  Legal Proceedings                                            11

Item 2.  Changes in Securities and Use of Proceeds                    11

Item 3.  Defaults Upon Senior Securities                              11

Item 4.  Submission of Matters to a Vote of Security Holders          11

Item 5.  Other Information                                            11

Item 6.  Exhibits and Reports on Form 8-K                             11

        b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET
	DECEMBER 31, 2000

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
        Cash                                                       $    241
	Customer receivables, less allowance for
                doubtful accounts of $28                                290
        Inventories                                                      33
        Prepaid expenses and other current assets                        88

TOTAL CURRENT ASSETS                                                    652

PROPERTY AND EQUIPMENT
        Transportation equipment                                      1,250
        Machinery and equipment                                         158
        Furniture and fixtures                                           90
        Leasehold improvements                                           94

                                                                      1,592

Less:  Accumulated depreciation
        and amortization                                                633

PROPERTY AND EQUIPMENT, NET                                             959

OTHER ASSETS
	Investments in and advances to affiliated
         entities, net of reserves                                    9,275
        Restricted cash                                                 425

TOTAL OTHER ASSETS                                                    9,700

TOTAL ASSETS                                                        $11,311


























See Notes to Consolidated Financial Statements.

		b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET - CONTINUED
	DECEMBER 31, 2000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
        Current maturities of long term debt-affiliate             $   128
        Current maturities of long term debt-other                     243
        Accounts payable-trade                                         299
	Accrued expenses
                Fuel taxes                                             850
                Interest and penalties-fuel taxes                      818
                Other                                                  462
TOTAL CURRENT LIABILITIES                                            2,800

LONG-TERM DEBT, less current maturities
        Affiliate debt                                              15,520
        Affiliate interest                                           5,642
        Other                                                          148
TOTAL LONG-TERM DEBT                                                21,310

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                      124

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS                     3,846
	Series A Cumulative Convertible Preferred Stock no par value - authorized 500,000 shares - issued and outstanding 144,185 shares
		(redemption value - $3,884)

STOCKHOLDERS' DEFICIENCY
	Preferred stock - authorized, 1,000,000 shares of
		no par value, 500,000 designated Series A cumulative
                convertible preferred stock                             -
	Common stock - authorized, 60,000,000 shares
	of no par value; issued 8,070,052;
        outstanding 7,998,052 shares                               10,705
        Additional paid-in capital                                  4,198
        Accumulated deficit                                       (31,435)
                                                                  (16,532)

		Less:  Common stock in treasury
                (72,000 shares at cost)                               237

TOTAL STOCKHOLDERS' DEFICIENCY                                    (16,769)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                      $11,311














See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED
	STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED
                                                       DECEMBER 31,
                                                       2000             1999


NET SALES                                             $ 830             $648

COST AND EXPENSES

Cost of sales                                           444              282
Departmental costs, net of EPA
        expense reimbursements of $300 in 2000          222              481
Administrative costs                                    125              168

Income (loss) from operations                            39             (283)

Interest (expense) - other                              (10)              (7)
Interest (expense) - affiliate                         (414)            (374)
Other income, net                                        55               75


NET LOSS                                               (330)            (589)

Preferred dividends                                     (35)             (35)

Accretion of preferred stock                              -              (11)

Net loss applicable to common stockholders            $(365)          $ (635)

Net loss per share
        Basic and Dilutive                           $(0.05)          $(0.08)

Weighted average shares outstanding:
        Basic and Dilutive                        7,998,052        7,998,052


























See Notes to Consolidated Financial Statements.

                                     b-FAST CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                       2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES

        Net Loss                                      $(330)         $  (589)

	Adjustments to reconcile net income (loss) to
		net cash used in operating activities:
        Depreciation and amortization                    39               42
        Provision for losses on accounts receivable       1                1
        Provision for obsolete inventory                  -                1
        (Gain) on the sale of FBO operations            (14)               -
	Change in assets and liabilities:
        Decrease in accounts receivable                 141               64
        Decrease in inventory                            26                7
        Decrease in other current assets                 62               87
        Increase in restricted cash                      (4)             (42)
        Increase (decrease) in accounts payable        (266)              59
        Decrease in other accrued expenses              (97)             (42)
        Increase in accrued interest - affiliate        397              355

        Total adjustments                               285              532

        Net cash used in operating activities           (45)             (57)

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchases of property and equipment              (9)              (8)
        Proceeds from the sale of FBO operations        150                -

   Net cash provided by (used in) investing activities  141               (8)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of long term debt-affiliate     -               24
   Proceeds from issuance of long term debt-other         -               11
   Principal payments of long term debt-affiliate       (23)             (25)
   Principal payments of long-term debt-other            (9)              (8)

   Net cash provided by (used in) financing activities  (32)               2
   Net increase (decrease) in cash & cash equivalents    64              (63)
   Cash and cash equivalents at beginning of period     177               87

   Cash and cash equivalents at end of period         $ 241           $   24

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the quarter for:
   Interest                                           $  29             $ 23

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $35 in each of the three month periods ended December 31, 2000 and 1999. Accretion on the Company's preferred stock as an increase in the value of the preferred stock was accrued in the amount of $11 in fiscal 2000. Accretion was completed in fiscal 2000.




See Notes to Consolidated Financial Statements.

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 2000, consolidated statements of earnings for the three month periods ended December 31, 2000 and 1999, and the consolidated statements of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 annual report on Form 10-KSB. The results of operations for the three month periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2000 the Company had a working capital deficiency of $2,148, stockholder's deficiency of $16,769, and incurred a net loss of $330 for the three months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3:  SALE OF FBO OPERATIONS

On October 31, 2000 the Company sold its equipment and inventory related to its West Virginia FBO for cash in the amount of $150 and terminated its lease for that facility. The sale produced a gain of $14.

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

Currently, the Company accounts for all amounts received from Brant as a reduction in its investments in and advances to affiliated entities. Management believes that all amounts to be received from Brant, including the ATEI, will be sufficient to satisfy the loans, note and advances discussed above. Additionally, the Company has not recorded interest income on the $4,265 note to Brant. Management believes that this accounting treatment is conservative and it will evaluate this treatment on an annual basis. During fiscal year 2000 RTB/AS received a net amount of $475 from Brant. The balance in this account remains unchanged from September 30, 2000.

NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2002. Also included in this category is $717, the balance due to a finance company collateralized by a Cessna aircraft. The note bears interest at prime plus 1.2%. Of the total $717, $79 is included in current maturities of long term debt-affiliate. Also included in current maturities are $49 of short term notes due Transtech, Inc., a subsidiary of Transtech. (See Note 7:
Related Party Transactions for additional information).

Long Term Debt-Other
This category includes $174 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company also owes Avfuel $35 on a note which is paid monthly per an amortization schedule. A bank in Wisconsin is due $1 for EPA cleanup which is ongoing at a previously owned location within Wisconsin. However, the bank is paid directly by the Wisconsin Super Fund and therefore a $1 receivable is recorded in other current assets. The Company has a $200 line of credit with its primary bank. The balance at December 31, 2000 is $181. Repayment terms are interest only, paid monthly at a rate of prime plus 0.5%, principal due on demand. Of the total $391, $243 is classified as short term.

NOTE 6:  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three month period ended December 31, 2000, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,931. Relative to this debt, the Company had accrued interest of $5,642 at December 31, 2000. During the three months ended December 31, 2000 the Company paid none of the interest and $5 of principal to Transtech.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. ("Valley Air") for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is Maurice Lawruk, the Chairman of the Board of b-Fast. During the three months ended December 31, 2000 the Company was billed $18 for use of the aircraft.

During 1999, the Company advanced $37 to Hotel Morgan, an entity in which Brant has an ownership interest. In November 1999, the Company received repayment of $22. The balance at December 31, 2000 is $15 and is included in prepaid expenses.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through December 31, 2000.

At December 31, 2000 the Company has included in its financial statements an accrual for environmental remediation of $224. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $224 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

	PART I - FINANCIAL INFORMATION
	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

					Three Months Ended
					   December 31,
                                            2000    1999

Net Sales                                  100.0%  100.0%
Cost of Sales                               53.5    43.5
Departmental costs                          26.8    74.2
Administrative costs                        15.0    25.9
Interest expense (Net)                      51.1    58.9
Other income                                 6.6    11.6
Net income (loss)                          (39.8)  (90.9)

Sales for the three month period ended December 31, 2000 increased $182 as compared to the same period in 1999. The sale of the Morgantown FBO in October 2000 produced a sales decrease of $135 and aircraft charter sales decreased $7. However, these decreases were offset by an increase of $324 at the Harrisburg FBO. $180 of that increase is due to a military fueling contract the Company did not have during the first three months of fiscal year 2000. Also, the only competitor at the airport discontinued fuel sales to concentrate on maintenance during the first quarter of fiscal 2000. As a result, general aviation fuel sales increased $49 and into-plane fees to commercial aircraft increased $41. The additional aircraft using the FBO produced additional sales in areas such as landing fees, ground handling fees, and deicing.

Cost of sales as a percentage of sales increased from 43.5% to 53.5%. The major reason for the increase is the military fueling contract in the current year, which has a cost of sales percentage of 87%, and represents 22% of the sales during the three month period.

Departmental costs include salaries and benefits; maintenance and repair of equipment and buildings; insurance; rent of property and equipment; and utilities. These costs, net of a $300 reimbursement from the State of Arizona for EPA expenses incurred in previous fiscal years, decreased $259. The sale of the Morgantown FBO reduced departmental expenses $69 but they increased by $114 at the Harrisburg FBO, and were reduced by $4 at the Corporate level.
The increase at Harrisburg was primarily due to increases in salaries and benefits of $78, an increase in equipment rental of $14, and an increase in equipment maintenance costs of $9, all of which resulted from the additional sales volume.

Administrative costs decreased $43, with the sale of Morgantown accounting for $7 of the decrease. A reduction of $27 in legal fees during the current year accounts for most of the remaining decrease.

	PART I - FINANCIAL INFORMATION
	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2000 the Company used $46 of cash in operating activities and another $8 for the purchase of property and equipment. Financing activities used $32.

Working capital decreased $393 to ($2,148) from September 30, 2000 to December 31, 2000. Current assets decreased $761, with the major decreases in Investments in and Advances to Affiliated Entities ($459) which was the result of a reclassification to a non-current asset category; Assets Held for Sale ($136) which became zero when the Morgantown FBO was sold in October 2000; and Accounts Receivable ($142), of which $85 was due to the sale of Morgantown. The balance of $57 is the result of the seasonal decrease in sales during December. Working capital has also not increased or decreased significantly because Transtech has agreed to defer payment of accumulated interest and debt until March 20, 2003. Historically, the Company has obtained deferrals from Transtech, and has no reason to believe it will be unable to do so in the future. As such, these amounts are reflected as long-term obligations in the consolidated financial statements.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses in the prior fiscal year, however in the three months ended December 31, 2000 operations produced income of $39. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2001 the major source of cash is expected to be provided by return on investments.

The Company anticipates cash flow during the remainder of the fiscal year from its After Tax Economic Interest ("ATEI") investment to provide approximately $1,300 of cash flow which will be available for use as working capital.

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



Date:  November 26, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended December 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
November 26, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended December 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, that:

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



_______________________________________
Paul R. Slack
Chief Accounting Officer
November 26, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2000, as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	the Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

	(2)	the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
November 26, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2000, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief
Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	the Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

	(2)	the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
Paul R. Slack
Chief Accounting Officer
November 26, 2002