Form 10QSB
period 2001-03-31
B FAST CORP
filed 2002-11-27
CIK 350200

U. S. Securities and Exchange Commission
	Washington, D.C. 20549

	Form 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended March 31, 2001

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2001: Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No   _





	b-FAST CORP. AND SUBSIDIARIES

	INDEX






PART I -  Financial Information	Page Number


Item 1.  Financial Statements
Consolidated Balance Sheet
March 31, 2001 (unaudited)                                           2

Consolidated Statements of Operations
three months and six months ended March 31, 2001
and 2000 (unaudited)                                                 4

Consolidated Statements of Cash Flows
six months ended March 31, 2001 and 2000
(unaudited)                                                          5

Notes to Consolidated Financial Statements
March 31, 2001 (unaudited)                                           7

Item 2.  Management's Discussion and Analysis of
	      Financial Condition and Results of Operations	    10


PART II - Other Information

Item 1.  Legal Proceedings                                          12

Item 2.  Changes in Securities and Use of Proceeds                  12

Item 3.  Defaults Upon Senior Securities                            12

Item 4.  Submission of Matters to a Vote of Security Holders        12

Item 5.  Other Information                                          12

Item 6.  Exhibits and Reports on Form 8-K                           12

                        b-FAST CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
        Cash                                                      $    82
	Customer receivables, less allowance for
                doubtful accounts of $30                              168
        Inventories                                                    36
        Prepaid expenses and other current assets                      51

TOTAL CURRENT ASSETS                                                  337

PROPERTY AND EQUIPMENT
        Transportation and equipment                                2,826
        Machinery and equipment                                       165
        Furniture and fixtures                                         90
        Leasehold improvements                                         94
                                                                    3,175
Less:  Accumulated depreciation
        and amortization                                              679

PROPERTY AND EQUIPMENT, NET                                         2,496

OTHER ASSETS
	Investments in and advances to affiliated
          entities, net of reserves                                 9,065
        Restricted cash                                               427

TOTAL OTHER ASSETS                                                  9,492

TOTAL ASSETS                                                      $12,325




























See Notes to Consolidated Financial Statements

		b-FAST CORP. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEET - CONTINUED
                       MARCH 31, 2001


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
   Current maturities of long term debt-affiliate                 $   240
   Current maturities of long term debt-other                         286
   Accounts payable-trade                                             188
   Accrued expenses
          Fuel taxes                                                  850
          Interest and penalties-fuel taxes                           818
          Other                                                       408
TOTAL CURRENT LIABILITIES                                           2,790

LONG-TERM DEBT, less current maturities
   Affiliate debt                                                  15,500
   Affiliate interest                                               5,998
   Other                                                            1,522
TOTAL LONG-TERM DEBT                                               23,020

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                     124

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS                    3,880
   Series A Cumulative Convertible Preferred Stock no par value - authorized 500,000 shares - issued and outstanding 144,185 shares
   (redemption value - $3,919)

STOCKHOLDERS' DEFICIENCY
   Preferred stock - authorized, 1,000,000 shares of
   no par value, 500,000 designated Series A cumulative
   convertible preferred stock                                         -
   Common stock - authorized, 60,000,000 shares
   of no par value; issued 8,070,052;
   outstanding 7,998,052 shares                                    10,705
   Additional paid-in capital                                       4,164
   Accumulated deficit                                            (32,121)
                                                                  (17,252)
     Less:  Common stock in treasury
     (72,000 shares at cost)                                          237

TOTAL STOCKHOLDERS' DEFICIENCY                                    (17,489)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                      $12,325

















See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED
	STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                            March 31,                 March 31,
                                          2001        2000      2001      2000

NET SALES                               $  613      $  907   $ 1,443   $ 1,555

COST AND EXPENSES

Cost of sales                              264         440       708       722
Departmental costs, net of EPA
expense reimbursements of
        $300 in 2001                       478         544       699     1,025
Administrative costs                       128         230       254       398

Income (loss) from operations             (257)       (307)     (218)     (590)

Interest (expense) - other                 (10)         (7)      (20)      (14)
Interest (expense) - affiliate            (371)       (379)     (785)     (753)
Gain on sale of certain FBO
        operations                          -           -         14        -
Other income (expense), net                (48)         55        (7)      130

NET LOSS                                  (686)       (638)   (1,016)   (1,227)

Preferred dividends                        (34)        (35)      (69)      (70)
Accretion of preferred stock                 -         (11)        -       (22)
Net loss applicable
to common shareholders                  $ (720)     $ (684)  $(1,085)  $(1,319)

Net loss per share
 Basic and Dilutive                     $(0.09)     $(0.09)  $ (0.14)   $(0.17)

Weighted average shares
 outstanding:
 Basic and Dilutive                  7,998,052   7,998,052 7,998,052 7,998,052







See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                        2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                          ($1,016)        $(1,227)

   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
   Depreciation and amortization                          85              91
   Provision for losses on accounts receivable             3               2
   Provision for obsolete inventory                        -               1
   Gain on the sale of FBO operations                    (14)              -
   Minority interest                                       -               1
   Changes in assets and liabilities:
   (Increase) decrease in accounts receivable            261             (70)
   (Increase) decrease in inventory                       23             (10)
   Decrease in other current assets                       99              40
   Increase in restricted cash                            (6)            (62)
   Increase (decrease) in accounts payable              (377)            234
   Increase (decrease) in other accrued expenses        (151)            160
   Increase in other liabilities - affiliate             753             714

   Total adjustments                                     676           1,101

   Net cash used in operating activities                (340)           (126)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment                  (157)            (21)
   Advances and loans to affiliated entities               -            (110)
   Return on investment in affiliated entities           210             191
   Proceeds from sale of FBO                             150               -

   Net cash provided by investing activities             203              60

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of long term debt-affiliate    116              40
   Proceeds from issuance of long term debt-other          -              50
   Principal payments of long term debt-affiliate        (47)            (49)
   Principal payments of long-term debt-other            (27)            (21)

   Net cash provided by financing activities              42              20
   Net decrease in cash and cash equivalents             (95)            (46)
   Cash and cash equivalents at beginning of period      177              87
   Cash and cash equivalents at end of period        $    82         $    41













See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                       SIX MONTHS ENDED
                                                           MARCH 31,
                                                        2001         2000
	Cash paid during the period for:
                Interest                             $   51        $   50

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $69 and $70 respectively, in each of the six month periods ended March 31, 2001 and 2000. Accretion on the Company's preferred stock as an increase in the value of the preferred stock was accrued in the amount of $22 during the six month period ended March 31, 2000. Accretion was completed in fiscal year 2000.

During the six month period ended March 31, 2001, transportation equipment with a cost of $1,435 was financed through long-term debt.












































See Notes to Consolidated Financial Statements.

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2001, consolidated statements of operations for the three month and six month periods ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the six month periods ended March 31, 2001, were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 annual report on Form 10-KSB. The results of operations for the three month and six month periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2001 the Company had a working capital deficiency of $2,453 stockholder's deficiency of $17,489, and incurred a net loss of $1,016 for the six months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Currently, the Company accounts for all amounts received from Brant as a reduction in its investments in and advances to affiliated entities. Management believes that all amounts to be received from Brant, including the ATEI, will be sufficient to satisfy the loans, note and advances discussed above. Additionally, the Company has not recorded interest income on the $4,265 note to Brant. Management believes that this accounting treatment is conservative and it will evaluate this treatment on an annual basis. During fiscal year 2000 RTB/AS received a net amount of $475 from Brant. During the first six months of fiscal year 2001 RTB/AS received a net amount of $210 from Brant.

NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2003. Also included in this category is $697, the balance due to a finance company collateralized by a Cessna aircraft. The note bears interest at prime plus 1.2%. Of the total $697, $79 is included in current maturities of long term debt-affiliate. Also included in current maturities are $45 of short term notes due Transtech, Inc., a subsidiary of Transtech; and $116 of notes due Bobby Adkins, the Company's President. (See Note 7: Related Party Transactions for additional information).

Long Term Debt-Other
This category includes $167 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company also owes Avfuel $31 on a note which is paid monthly per an amortization schedule. A bank in Wisconsin is due $1 for EPA cleanup which is ongoing at a previously owned location within Wisconsin. However, the bank is paid directly by the Wisconsin Super Fund and therefore a $1 receivable is recorded in other current assets. The Company has a $200 line of credit with its primary bank. The balance at March 31, 2001 is $174. Repayment terms are interest only, paid monthly at a rate of prime plus 0.5%, principal due on demand. The Company owes $1,435 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime plus 0.5%, until March 2016. Of the total $1,808, $286 is classified as short term.

NOTE 6:  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three month period ended March 31, 2001, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,927. Relative to this debt, the Company had accrued interest of $5,988 at March 31, 2001. During the six months ended March 31, 2001 the Company paid none of the interest and $9 of principal to Transtech.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. ("Valley Air") for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is Maurice Lawruk, the Chairman of the Board of b-Fast. During the six months ended March 31, 2001 the Company was billed $32 for use of the aircraft.

During 1999, the Company advanced $37 to Hotel Morgan, an entity in which Brant has an ownership interest. In November 1999, the Company received repayment of $22. The balance at March 31, 2001 is $15 and is included in prepaid expenses.

In March 2001, Bobby Adkins, the Company's President and member of the Board of Directors, loaned the Company $116. No repayments were made during this period and the Company owed Adkins $116 at March 31, 2001. The liability is included in current maturities of long term debt-affiliates.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $22 in any calendar year. The Company has been billed and paid $38 through March 31, 2001.

At March 31, 2001 the Company has included in its financial statements an accrual for environmental remediation of $222. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $222 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                                      Three Months Ended      Six Months Ended
			                  March 31,    		   March 31,
			              2001         2000          2001 	2000

Net Sales                           100.0%       100.0%        100.0%    100.0%
Cost of Sales                        43.1         48.5          49.1      46.4
Departmental costs                   78.0         60.0          48.4      65.9
Administrative costs                 20.9         25.4          17.6      25.6
Interest expense (Net)               62.2         42.6          55.8      49.3
Other income (expense)               (7.7)         6.2           0.5       8.3
Net loss                           (111.9)       (70.3)        (70.4)    (78.9)

Sales for the six months ended March 31, 2001 decreased $112 as compared to the same period in 2000. The sale of the Morgantown FBO in October 2000 produced a sales decrease of $326. However, these decreases were offset by an increase of $189 (17.4%) at the Harrisburg FBO, and an increase of $25 in aircraft charter sales. Of the sales increase at Harrisburg, $135 was due to additional sales to commercial aircraft such as into-plane fees, ground handling, and equipment maintenance. Sales during the three month period ended March 31, 2001 decreased $294 from the same period in 2000. The sale of Morgantown accounted for $192 of the decrease. Sales at Harrisburg decreased $135, primarily in fuel sales. Aircraft charter sales increased $33.

Cost of sales for the six month period ended March 31, 2001 increased 2.7% from the same period in 2000. This percentage fluctuates with the sales mix.
 For example, retail fuel sales have a lower cost of sales percentage than do military contract sales, which average about 85%, while into-plane fees are service charges which have no cost of sales expenses, only departmental. During the three month period ended March 31, 2001, the cost of sales percentage decreased 5.4% from the prior year because the sales mix was so varied between the two periods.

Departmental costs include salaries and benefits; maintenance and repairs of equipment and buildings; insurance; rent of property and equipment; and utilities. For the six months ended March 31, 2001 these costs, net of a $300 reimbursement from the state of Arizona for EPA expenses included in previous fiscal years, decreased $26. The sale of the Morgantown FBO reduced departmental costs $164, but they increased $135 at the Harrisburg FBO. The major increases were $101 in salaries and benefits, $23 in additional equipment rental, and $11 in insurance. During the three month period ending March 31, 2001 departmental costs decreased $66 from the same period in 2000.
 The sale of the Morgantown FBO reduced expenses by $96 but the Harrisburg FBO incurred $41 more in the current year, primarily in salaries and benefits and insurance.

Administrative costs include legal and professional fees, depreciation, travel expenses, and credit card service charges. These expenses decreased $144 during the six month period ended March 31, 2001 as compared to the same period in 2000. Only $24 was a result of the sale of Morgantown. At the corporate level, administrative costs were reduced by $118. Legal costs were $80 less because of the fees related to the Chicago tax settlement in 2000, and travel expenses were reduced $28. During the three month period ending March 31, 2001, administrative costs decreased $102 from the prior year, of which $16 was due to the sale of Morgantown. At the corporate level, legal fees were $53 less in the current period, and travel expenses were $24 less.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2001 the Company used $340 of cash in operating activities and another $1,592 for the purchase of property and equipment. Financing activities provided $1,477, and return on investment in affiliated entities provided $210 net of advances made to affiliates.

Working capital decreased $698 to ($2,453) from September 30, 2000 to March 31, 2001. Current assets decreased $1,076 with each asset category having a decrease. The three major decreases were in Investments in and Advances to Affiliated Entities ($459) which was the result of a reclassification to a non-current asset category, and Accounts Receivable ($264) of which $85 was due to the sale of Morgantown. The remainder of the decrease ($179) occurred in Harrisburg. September is traditionally one of the two best sales months for the Company. In September 2000, Harrisburg billed $286 but in March billed only $155. The third major decrease occurred in Assets Held for Sale ($136) which became zero when the Morgantown FBO was sold in October 2000. Current liabilities decreased $378 from September 30, 2000. Accounts Payable was paid down by $377, Accrued Expense-Other decreased $151 with $110 of the decrease in accrued audit and professional fees, and the Current Portion of Long Term Debt increased $150.

The debt owed to Transtech has not effected working capital because Transtech has agreed to defer payment of accumulated interest and debt until March 20, 2003. As such, these amounts are reflected as long-term obligations in the consolidated financial statements.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses in the prior fiscal year. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2001 the major source of cash is expected to be provided by return on investments.

The Company anticipates cash flow during the remainder of the fiscal year from its After Tax Economic Interest ("ATEI") investment to provide approximately $1,000 of cash flow which will be available for use as working capital.

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



____________________________________
                         (Signature)
		Paul R. Slack
		Chief Accounting Officer
		and Controller



_____________________________________
                          (Signature)
		Bobby R. Adkins
		President and Chief Executive Officer



Date:  November 26, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp.
(the "Company") on Form 10-QSB for the fiscal quarter ended March 31, 2001, as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the
Company, certify, pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, that:

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



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
November 26, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended March 31, 2001, as filed with the Securities and Exchange Commission on the date hereof
        (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002, that:

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



_______________________________________
Paul R. Slack
Chief Accounting Officer
November 26, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2001, as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray
        Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
November 26, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2001, as filed with the Securities Exchange Commission (the "Report"),
        I, Paul R. Slack, Chief Accounting Officer of the
        Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002, that:

	(1)	the Report fully complies with the requirements of
        section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	the information contained in the Report fairly presents, in
        all in material respects, the financial condition and result of operations of the Company.



_______________________________________
Paul R. Slack
Chief Accounting Officer
November 26, 2002