Form 10QSB
period 2001-06-30
B FAST CORP
filed 2002-11-27
CIK 350200

U. S. Securities and Exchange Commission
	Washington, D.C. 20549

	Form 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended June 30, 2001

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

	State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2001:
         Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No   _





	b-FAST CORP. AND SUBSIDIARIES

	INDEX






PART I -  Financial Information	Page Number


Item 1.  Financial Statements
Consolidated Balance Sheet
June 30, 2001 (unaudited)                                            2

Consolidated Statements of Operations
three months and nine months ended June 30, 2001
and 2000 (unaudited)                                                 4

Consolidated Statements of Cash Flows
nine months ended June 30, 2001 and 2000
(unaudited)                                                          5

Notes to Consolidated Financial Statements
June 30, 2001 (unaudited)                                            7

Item 2.  Management's Discussion and Analysis of
	      Financial Condition and Results of Operations	    10


PART II - Other Information

Item 1.  Legal Proceedings                                          12

Item 2.  Changes in Securities and Use of Proceeds                  12

Item 3.  Defaults Upon Senior Securities                            12

Item 4.  Submission of Matters to a Vote of Security Holders        12


Item 5.  Other Information                                          12

Item 6.  Exhibits and Reports on Form 8-K                           12

         b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET
               JUNE 30, 2001

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
        Cash                                                       $   242
        Restricted cash                                                438
	Customer receivables, less allowance for
                doubtful accounts of $31                               191
        Inventories                                                     40
        Prepaid expenses and other current assets                       74

TOTAL CURRENT ASSETS                                                   985

PROPERTY AND EQUIPMENT
        Transportation and equipment                                 2,826
        Machinery and equipment                                        168
        Furniture and fixtures                                          90
        Leasehold improvements                                          94
                                                                     3,178
Less:  Accumulated depreciation
        and amortization                                               775

PROPERTY AND EQUIPMENT, NET                                          2,403

OTHER ASSETS
	Investments in and advances to affiliated
          entities, net of reserves                                  8,380

TOTAL ASSETS                                                       $11,768































See Notes to Consolidated Financial Statements.

		b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEET - CONTINUED
	JUNE 30, 2001


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
        Current maturities of long term debt-affiliate              $   119
        Current maturities of long term debt-other                      264
        Accounts payable-trade                                          217
	Accrued expenses
                Fuel taxes                                              850
                Interest and penalties-fuel taxes                       818
                Other                                                   370
TOTAL CURRENT LIABILITIES                                             2,638

LONG-TERM DEBT, less current maturities
        Affiliate debt                                               15,481
        Affiliate interest                                            6,314
        Other                                                         1,497
TOTAL LONG-TERM DEBT                                                 23,292

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                       124

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS                      3,915
	Series A Cumulative Convertible Preferred Stock no par value - authorized 500,000 shares - issued and outstanding 144,185 shares
		(redemption value - $3,954)

STOCKHOLDERS' DEFICIENCY
	Preferred stock - authorized, 1,000,000 shares of
		no par value, 500,000 designated Series A cumulative
                convertible preferred stock                              -
	Common stock - authorized, 60,000,000 shares
		of no par value; issued 8,070,052;
                outstanding 7,998,052 shares                         10,705
        Additional paid-in capital                                    4,129
        Accumulated deficit                                         (32,798)
                                                                    (17,964)
		Less:  Common stock in treasury
                (72,000 shares at cost)                                 237

TOTAL STOCKHOLDERS' DEFICIENCY                                      (18,201)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                        $11,768

















See Notes to Consolidated Financial Statements.

	b-FAST CORP. AND SUBSIDIARIES
	CONSOLIDATED
	STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                         June 30,                  June 30,
                                       2001        2000     2001        2000

NET SALES                             $ 716      $1,003  $ 2,159     $ 2,558

COST AND EXPENSES

Cost of sales                           349         501    1,057       1,223
Departmental costs, net of
	EPA expense reimbursement
        of $300 in 2001                 474         529    1,173       1,554
Administrative costs                    212         190      466         588

Loss from operations                   (319)       (217)    (537)       (807)

Interest (expense) - other              (39)        (11)     (59)        (25)
Interest (expense) - affiliate         (328)       (400)  (1,113)     (1,153)
Gain on sale of certain FBO
        operations                        -           -       14          -
Other income, net                         9          40        2         170

NET LOSS                               (677)       (588)  (1,693)     (1,815)

Preferred dividends                     (35)        (34)    (104)       (104)
Accretion of preferred stock              -         (10)       -         (32)
Net loss applicable
        to common shareholders        $(712)     $ (632) $(1,797)    $(1,951)

Net loss per share
        Basic and Dilutive        $   (0.09)  $   (0.08)  $(0.22)   $  (0.24)
Weighted average shares
	outstanding:
        Basic and Dilutive        7,998,052   7,998,052 7,998,052  7,998,052








See Notes to Consolidated Financial Statements.

	b-FAST CORP.
	CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                                 JUNE 30,
                                                           2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES

        Net loss                                        ($1,693)     ($1,815)

	Adjustments to reconcile net income (loss) to
		net cash used in operating activities:
        Depreciation and amortization                       181          129
        Provision for losses on accounts receivable           4            3
        Provision for obsolete inventory                      -            1
        Gain on the sale of FBO operations                  (14)           -
        Minority interest                                     -            1
	Changes in assets and liabilities:
        (Increase) decrease in accounts receivable          237         (131)
        (Increase) decrease in inventory                     19          (14)
        (Increase) decrease in other current assets          76         (134)
        Increase in restricted cash                         (17)         (24)
        Increase (decrease) in accounts payable            (348)         465
        Increase (decrease) in other accrued expenses      (189)         147
        Increase in other liabilities - affiliate         1,069        1,096

        Total adjustments                                 1,018        1,539

        Net cash used in operating activities              (675)        (276)

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchases of property and equipment                (160)         (24)
        Advances and loans to affiliated entities            -          (262)
        Return on investment in affiliated entities         895          337
        Proceeds from sale of FBO                           150           -

        Net cash provided by investing activities           885           51

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of long term debt-affiliate  116           85
        Proceeds from issuance of long term debt-other       -           196
        Principal payments of notes payable-affiliate      (187)         (79)
        Principal payments of long-term other               (74)         (30)
        Net cash used in financing activities              (145)        (172)

     Net increase (decrease) in cash and cash equivalents    65          (53)
        Cash and cash equivalents at beginning of period    177           87

        Cash and cash equivalents at end of period      $   242      $    34






See Notes to Consolidated Financial Statements.

	b-FAST CORP.
	CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                                 JUNE 30,
                                                               2001    2000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Cash paid during the period for:
                Interest                                       $107    $77

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $104 in each of the nine month periods ended June 30, 2001 and 2000. Accretion on the Company's preferred stock as an increase in the value of the preferred stock was accrued in the amount of $32 during the nine month period ended June 30, 2000. Accretion was completed in fiscal year 2000.

During the nine month period ended June 30, 2001, transportation equipment with a cost of $1,435 was financed through long term debt.












































See Notes to Consolidated Financial Statements.

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2001, consolidated statements of earnings for the three month and nine month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the nine month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 annual report on Form 10-KSB. The results of operations for the three month and nine month periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At June 30, 2001 the Company had a working capital deficiency of $1,653 stockholder's deficiency of $18,201, and incurred a net loss of $1,693 for the nine months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Currently, the Company accounts for all amounts received from Brant as a reduction in its investments in and advances to affiliated entities. Management believes that all amounts to be received from Brant, including the ATEI, will be sufficient to satisfy the loans, note and advances discussed above. Additionally, the Company has not recorded interest income on the $4,265 note to Brant. Management believes that this accounting treatment is conservative and it will evaluate this treatment on an annual basis. During fiscal year 2000 RTB/AS received a net amount of $475 from Brant. During the first nine months of fiscal year 2001 RTB/AS received a net amount of $895 from Brant.

NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2003. Also included in this category is $678, the balance due to a finance company collateralized by a Cessna aircraft. The note bears interest at prime plus 1.2%. Of the total $678, $79 is included in current maturities of long term debt-affiliate. Also included in current maturities are $40 of short term notes due Transtech, Inc., a subsidiary of Transtech. (See Note 7:
Related Party Transactions for additional information).

Long Term Debt-Other
This category includes $159 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company also owes Avfuel $27 on a note which is paid monthly per an amortization schedule. A bank in Wisconsin is due $1 for EPA cleanup which is ongoing at a previously owned location within Wisconsin. However, the bank is paid directly by the Wisconsin Super Fund and therefore a $1 receivable is recorded in other current assets. In February 2000 the Company secured a $200 line of credit with its primary bank. Repayment terms will be interest only monthly, principal due on demand. The interest rate is prime plus 0.5%. At June 30, 2001 the balance due on this line of credit was $152. The Company owes $1,422 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime plus 0.5%, until March 2016. Of the total $1,761, $264 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three month period ended June 30, 2001, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,922. Relative to this debt, the Company had accrued interest of $6,314 at June 30, 2001.
During the nine months ended June 30, 2001 the Company paid none of the interest and $14 of principal to Transtech.

The Company periodically uses an aircraft owned by Valley Air Services, Inc. ("Valley Air") for travel by its employees, primarily management. Valley Air bills the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air is Maurice Lawruk, the Chairman of the Board of b-Fast. During the nine months ended June 30, 2001 the Company was billed $32 for use of the aircraft. The Company has not used the Valley Air aircraft since purchasing the Beech aircraft in March 2001.

During 1999, the Company advanced $37 to Hotel Morgan, an entity in which Brant has an ownership interest. In November 1999, the Company received repayment of $22. The balance at June 30, 2001 is $15 and is included in prepaid expenses.

In March 2001, Bobby Adkins, the Company's President and member of the Board of Directors, loaned the Company $116. The loan was repaid in June 2001.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $22 in any calendar year. The Company has been billed and paid $38 through June 30, 2001.

At June 30, 2001 the Company has included in its financial statements an accrual for environmental remediation of $222. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $222 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                                      Three Months Ended      Nine Months Ended
                                          June 30,                  June 30,
                                      2001         2000            2001   2000

Net Sales                            100.0%       100.0%        100.0%    100.0%
Cost of Sales                         48.7         50.0          48.9      47.8
Departmental costs                    66.2         52.7          54.3      60.8
Administrative costs                  29.6         18.9          21.6      23.0
Interest expense (Net)                51.3         40.9          54.3      46.0
Other income                           1.2          3.9           0.7       6.7
Net income (loss)                    (94.6)       (58.6)        (78.4)    (70.9)

Sales for the nine months ended June 30, 2001 decreased $399 as compared to the same period in 2000. The sale of the Morgantown FBO in October 2000 produced a sales decrease of $571. This decrease was offset by an increase of $95 (5.2%) at the Harrisburg FBO, and an increase of $77 in aircraft charter sales. Sales for the three months ended June 30, 2001 decreased $287. The sale of Morgantown accounted for $245 of the decrease. Sales at Harrisburg decreased $94 (12.4%), $56 in fuel sales and $20 in into-plane fueling fees. Aircraft charter sales increased $52.

Cost of sales for the nine month period ended June 30, 2001 increased 1.1% from the same period in 2000, primarily due to different sales mixes in the two periods. During the three month period ended June 30, 2001 cost of sales decreased by 1.3% for the same reason.

Departmental costs include salaries and benefits; maintenance and repair of equipment and buildings; insurance; rent of property and equipment; and utilities. For the nine months ended June 30, 2001 these costs, net of a $300 reimbursement from the State of Arizona for EPA expenses included in previous fiscal years, decreased $381. The sale of the Morgantown FBO reduced departmental costs $259, but they increased $192 at the Harrisburg FBO. The major increases were $138 in salaries and benefits, $22 in additional equipment rental, and $21 in insurance. During the three month period ending June 30, 2001 departmental costs decreased $55 from the same period in 2000. The sale of the Morgantown FBO reduced expenses by $95 but the Harrisburg FBO incurred $37 more in the current year, primarily in salaries and benefits.

Administrative costs include legal and professional fees, depreciation, travel expenses, and credit card service charges. These expenses decreased $122 during the nine month period ended June 30, 2001 as compared to the same period in 2000, of which $37 resulted from the sale of Morgantown. At the corporate level, administrative costs were reduced by $85. The single largest reduction was in legal and professional fees of $93 because of the fees related to the Chicago tax settlement in 2000. During the three month period ending June 30, 2001 administrative costs increased $22 from the prior year. The sale of Morgantown produced a decrease of $13. At the corporate level reductions in legal and professional fees of $13 and late charges on accounts payable of $14, were offset by an increase in depreciation expense of $56 resulting from the purchase of a Beech aircraft in 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2001 the Company used $675 of cash in operating activities and another $1,595 for the purchase of property and equipment. Financing activities provided $1,290, and return on investment in affiliated entities provided $895.

Working capital increased $102 to ($1,653) from September 30, 2000 to June 30, 2001. Current assets decreased $428 but current liabilities decreased $530. Restricted Cash increased $438 because of being reclassified as a current asset. Offsetting this increase is a decrease in Investments in and Advances to Affiliated Entities of $459 resulting from a reclassification to a non-current asset category. Accounts receivable decreased $241 of which $85 was due to the sale of Morgantown. The remainder of the decrease occurred at the Harrisburg FBO. In September 2000, Harrisburg invoiced $286 and collected $44 of that total leaving $242 in receivables. In June 2001 Harrisburg invoiced $218 and collected $57 of it, leaving $161 in receivables. Also, the over 30 day receivables were reduced by $66 from September to June. Assets Held for Sale decreased $136 when the Morgantown FBO was sold in October 2000. Cash was used to reduce Accounts Payable $348. The other major decrease in current liabilities was $189 in Accrued Expenses-Other. The largest decreases in that category were accrued audit fees of $96 and flowage fees due to the Harrisburg Airport of $43 because the airport began billing the airlines directly during 2001. Accrued professional fees also decreased $15.

The debt owed to Transtech has not effected working capital because Transtech has agreed to defer payment of accumulated interest and debt until March 20, 2003. Historically, the Company has obtained deferrals from Transtech, and has no reason to believe it will be unable to do so in the future. As such, these amounts are reflected as long term obligations in the consolidated financial statements.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses in the current and prior fiscal years. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2001 the major source of cash is expected to be provided by return on investments.

The Company anticipates cash flow during the remainder of the fiscal year from its After Tax Economic Interest ("ATEI") investment to provide approximately $400 of cash flow which will be available for use as working capital.

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



____________________________________
                         (Signature)
		Paul R. Slack
		Chief Accounting Officer
		and Controller



_____________________________________
                          (Signature)
		Bobby R. Adkins
		President and Chief Executive Officer



Date:  November 26, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bobby Ray Adkins, Chief Executive
        Officer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
November 26, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the fiscal quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul R. Slack, Chief Accounting
        Officer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Paul R. Slack
Chief Accounting Officer
November 26, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2001, as filed with the Securities Exchange Commission (the "Report"), I, Bobby
         Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



_______________________________________
Bobby Ray Adkins
Chief Executive Officer
November 26, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2001, as filed with the Securities Exchange Commission (the "Report"), I, Paul R.
         Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	the Report fully complies with the requirements of
        section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	the information contained in the Report fairly presents, in
        all in material respects, the financial condition and result of operations of the Company.



_______________________________________
Paul R. Slack
Chief Accounting Officer
November 26, 2002