Form 10KSB
period 2002-09-30
B FAST CORP
filed 2003-06-27
CIK 350200

U.S. Securities and Exchange Commission

	Washington, D.C. 20549

	Form 10-KSB

(Mark One)

[ X ]	15,ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended    September 30, 2002

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

State issuer's revenues for the year ended September 30, 2002.
$2,805,600

State the aggregate market value of the voting stock held by non-affiliates as of May 30, 2003.

-	Common Stock (without par value)	$79,323
        (1) See Note Below

-	Series A Cumulative Convertible
        Preferred Stock                         $11,381
        (2) See Note Below




(1)	Based upon the average bid and asked prices of b-Fast's Common
Stock as of May 30, 2003.

(2)	Based upon the average bid and asked price of b-Fast's Series A
Cumulative Convertible Preferred Stock as of May 30, 2003.

State the number of shares outstanding of each of the Company's classes of common equity as of May 30, 2003:

-	Common Stock (without par value) 7,998,052 shares.

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

During fiscal year 1999, b-Fast entered into several transactions involving the auto racing industry, all of which were anticipated to diversify the business risks associated with our then dependency on general aviation services. During fiscal year 2002, these transactions have produced a major source of our cash flow, amounting to $1,279,000. We expect that they will also produce a major source of our cash flow in fiscal year 2003.

SIGNIFICANT TRANSACTIONS

During fiscal 1994, Triton Energy Corporation ("Triton") b-Fast's then principal shareholder and creditor, sold all of the b-Fast indebtedness, common stock and a large portion of b-Fast's Series A Cumulative
Convertible Preferred Stock ("Series A Stock") to Transtech Holding Co., Inc. ("Transtech"). See Item 12 for additional information.

Transtech is a holding company owned and managed by individuals with management experience and ownership (direct and indirect) of other FBOs.
 At the same time as the sale described in the preceding paragraph, R. Ted Brant or after his death on June 28, 2000, the estate of R. Ted Brant (in both instances, "Brant"), Bobby R. Adkins ("Adkins"), and Maurice Lawruk ("Lawruk") were named directors of b-Fast (the "New Board"). At the same time, Transtech agreed to forgive a portion of the debt ($2,723,000), eliminate accrual of interest on the debt from b-Fast through November 1994, and to forebear for three years collection of the remaining $14,882,000 of principal debt to the extent that payments would exceed 50% of b-Fast's available cash flow.


In April 1995 after a series of sales of existing FBO's designed to improve liquidity, b-Fast purchased 100% of the stock of Mountain State Flight Services, Inc. ("Mountain State"), a West Virginia corporation. Mountain State operated the sole FBO at the Morgantown, West Virginia airport. Brant was a shareholder and President of Mountain State at the time of purchase.

In November 1997 we began FBO operations at Harrisburg International Airport in Middletown, Pennsylvania under the terms of a five year lease with the Commonwealth of Pennsylvania signed in July of that year. On May 1, 2002 we executed a new five year lease with the Susquehana Area Regional Airport Authority, a Pennsylvania municipal authority. Under the terms of the new lease we have relocated our FBO to a better location on the airport and into a larger facility.

During 1998, we began exploring investments in other business opportunities not related to the aviation industry. To this end, b-Fast, together with Brant, formed a limited liability company named RTB/AS, L.L.C. ("RTB/AS") in January 1999. The purpose of this company is to invest in the auto racing industry. We own a 99% interest in RTB/AS and Brant owns a 1% interest with 100 % voting rights. As of October 1, 2001, our investment in RTB/AS is being accounted for using the equity method.

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

Hangar Leasing

We lease hangar and ramp (tie down) space to customers whose aircraft are based at our Harrisburg facility and to various aviation related businesses. Leases of hangar space vary in duration and are most often associated with line service customers who operate corporate and private aircraft.

Commercial Airline Services

Commercial airline ground support services are provided to airlines and regional air carriers on a contractual basis at the Harrisburg FBO.
 Services provided include aircraft fueling and de-icing. In commercial airline fueling, we receive a fee for transporting fuel owned by the airline from a storage facility and pumping the fuel into the airline's aircraft.

SUPPLIES

51% of our sales during the fiscal year ended September 30, 2002 was derived from the sale of fuel. The availability of an adequate supply of fuel, particularly jet fuel, is critical to our operations. In order to develop a more stable fuel supply arrangement, we entered into a fueling agreement with Avfuel Corporation beginning in October 1998. Management believes that our present allocations of fuel and other supplies are adequate to meet overall demand for the foreseeable future. Supplies could be interrupted, curtailed or allocated to other providers of fuel services for a variety of reasons, including, but not limited to, a refinery shutdown, severe weather or war.

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

While b-Fast believes that all EPA problems have been identified and where required adequately provided for in its financial statements, we realize that additional and potentially substantial environmental liabilities may arise in the future. We do not anticipate experiencing any competitive disadvantage because the entire industry is subject to these regulations. (See "Note H. Item 3. - Commitments and Contingent
Liabilities - Environmental Matters").


We do not presently maintain insurance covering losses associated with environmental contamination. As of May 31, 2003, we are aware of three potential claims for environmental contamination. The first site involves a formerly operated facility in North Carolina where we may be liable (jointly with others) for cleanup of a fuel farm. Our liability in the matter is limited to $47,000. The second claim involves a site (sold in June 1988) in Wisconsin where we believe we have substantially completed the cleanup and are in the process of reaching closure. Costs of the Wisconsin cleanup are substantially borne by a Trust Fund of the State of Wisconsin. The third site involves a facility in Illinois which was sold by us in 1999. At the time of the sale, we established an escrow fund of $390,000 to provide for any cleanup which may be necessary when the fuel tanks are later removed. This escrow fund expired in March 2002 and $445,000 was returned to us.

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

EMPLOYEES

As of May 31, 2003, we had 26 full-time and 5 part-time employees.
 None of our employees is represented by a union.

Item 2.  Description of Properties

b-Fast's corporate headquarters are located at 660 Newtown-Yardley Road in Newtown, Pennsylvania. We operate a general aviation services facility, commonly referred to as a FBO, at Harrisburg International Airport under the terms of a lease agreement with the regional airport authority. The current lease expires May 31, 2007.

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


From December 1994 through December 1996, b-Fast received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments"). We ceased doing business in New York in November 1993. The Assessments resulted from an audit performed in September 1994, and originally totalled approximately $1,668,000 including penalties and interest. We have recorded a charge of $1,668,000 for principal ($850,000) and interest and penalties thereon ($818,000) in fiscal years prior to September 30, 2000. We timely filed appeals of all the Assessments as they were received. On November 7, 2001, an Administrative Law Judge sustained the Assessments, together with penalties and interest. We appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the Administrative Law Judge and sustained the assessments, together with additional penalties and interest for a total amount of $2,277,000. On January 10, 2003, the Company's period of appeals expired. Therefore, we have recorded an additional expense of $610,000 in fiscal 2002. The liability is recorded as accrued expenses in the financial statements at September 30, 2002. We intend to utilize the Offer in Compromise Program established by the New York State Department of Taxation and Finance to possibly resolve the liability at a reduced amount. We are unable to predict if efforts at compromising the liability will be successful, and if so, what the final liability may be.

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on September 18, 2002 in Harrisburg, Pennsylvania for the purposes of electing directors and ratifying the appointment of WithumSmith+Brown, P.C. as the independent accountant for b-Fast. All of the current directors were re-elected for a one year term and the appointment of WithumSmith+Brown, P.C. was ratified.

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

b-Fast has yet to implement the exchange of the Series A Stock; and the issuance of the shares of Common Stock in consideration or the forgiveness of indebtedness by Transtech (collectively, the "Proposals") approved by the shareholders at that meeting. We do not currently have sufficient registered Common Stock to effect the Proposals. Until we are current with our reporting obligations under the Securities Exchange Act of 1934, as amended ("1934 Act"), additional registered Common Stock cannot be issued and the Proposals cannot be implemented. We plan to complete all necessary filings in order to enable b-Fast to effect the registration of additional shares of Common Stock and to be in compliance with the 1934 Act. (See, "Note C - Going Concern.")

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

                                            COMMON

                                     HIGH           LOW

Fiscal Year 2002:
  First Quarter                      .30             .11
  Second Quarter                     .15             .10
  Third Quarter                      .15             .06
  Fourth Quarter                     .10             .06

Fiscal Year 2001:
  First Quarter                      .35             .20
  Second Quarter                     .25             .11
  Third Quarter                      .45             .13
  Fourth Quarter                     .40             .21


(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of May 31, 2003 there were approximately 602 record holders of the Common Stock. Included in the number of stockholders of record are stockholders who have chosen to have their shares held in "nominee" or "street" name. We do not know how many additional shareholders are so represented.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated.


                                         YEAR ENDED

                                       SEPTEMBER 30,


                                       2002    2001

Net Sales                             100.0%  100.0%
Cost of Sales                          38.6    47.4
Departmental costs                     73.8    62.1
Administrative costs                   25.7    24.2
Equity in income of
unconsolidated subsidiary              (8.4)     -
Interest expense                       38.7    56.2
Other income (expense)
including fuel taxes                  (22.0)    0.7
Income tax expense                       -     11.1
Net loss                              (90.4) (100.2)

The results of operations are presented for the years ended
September 30, 2002 and 2001. Income and expenses not related to a specific location are shown as Corporate.

                                  September 30, 2002
                               (Dollar amounts in thousands)

                                  HARRISBURG       CORPORATE          TOTAL

NET SALES                          $2,766           $    40         $ 2,806

COSTS AND EXPENSES
Cost of Sales                       1,036                48           1,084
Departmental Costs                  1,429               643           2,072
Administrative Costs                   73               648             721
Income (Loss) from
  operations                       $  228           $(1,299)        $(1,071)


	September 30, 2001
	(Dollar amounts in thousands)

                       HARRISBURG       MORGANTOWN      CORPORATE    TOTAL

NET SALES                $2,424             $122        $    165    $ 2,711

COSTS AND EXPENSES
Cost of Sales             1,052               78             155      1,285
Departmental Costs        1,289               32             362      1,683
Administrative Costs         81                9             565        655
Income (Loss) from
  operations             $    2             $  3         $  (917)   $  (912)



Comparison of the Years Ended September 30, 2002 and 2001

Sales for the year ended September 30, 2002 increased by $95,000 from net sales for the year ended September 30, 2001. Sales at the Harrisburg FBO increased $342,000 while the sale of the Morgantown FBO in October 2000 produced a sales decrease of $122,000, and the sale of the Citation aircraft in January 2002 produced a decrease in aircraft charter sales of $125,000. Landing fees collected at the Harrisburg FBO increased 26% in fiscal year 2002, which is indicative of an increase in general aviation traffic at the airport. Since we operate the only FBO on the airport, the increased traffic resulted in increased sales.


Costs of sales as a percentage of sales decreased 9% in fiscal year
2002. Two of the major reasons for this decrease are, (1) that $113,000 of increased sales at the Harrisburg FBO are in categories that have no direct cost of sales, such as into-plane fueling fees and, (2) the margin on fuel sales, which account for 51% of total sales, was increased by 5% to 39% in fiscal year 2002 because of increased selling prices during the year.

Departmental costs increased $389,000 in fiscal 2002, of which $314,000 is due to an EPA expense reimbursement that reduced these costs in fiscal year 2001. The largest increase during fiscal 2002 was $107,000 in insurance expense, and the sale of Morgantown in fiscal 2001 reduced departmental costs $32,000. Increases of $72,000 in payroll and benefits were offset by reductions in other expenses, such as equipment rental and maintenance and repairs.

Administrative costs increased $66,000 in fiscal 2002. The largest increase was $111,000 in directors and auditing fees. $33,000 of this amount resulted from the Board of Directors decision in May 2002 to begin compensation of directors. Such compensation had been suspended since 1994. Legal fees increased $61,000. These increases were offset by reductions in travel expenses of $38,000 and depreciation expenses of $27,000 resulting from the sale of the Citation aircraft. Also, the change in the method of accounting for RTB/AS as of October 1, 2001 from the consolidation method to the equity method produced a $48,000 decrease in administrative costs.

Equity in income of unconsolidated subsidiary of $237,000 is our share of the earnings of RTB/AS, as recorded using the equity method. This is the first year in which we have recorded such income, because in prior years we had consolidated this entity.

Interest expense decreased $438,000 during fiscal year 2002. The major factor was the lower prime rate. At the beginning of fiscal year the prime rate was 9.5% and declined periodically through the year to 6%. By December 2001, the prime rate was 4.75%, exactly one-half of what it was at the beginning of fiscal 2001. It remained at that rate through fiscal 2002.

	As a result of the additional assessment notice received from the state of New York, we recorded an additional $610,000 of fuel tax assessment (penalties and interest) in 2002. There was no such charge in 2001.

Liquidity and Capital Resources

During fiscal 2002, our principal source of cash was the return on our auto racing industry investment. We expect this trend to continue in fiscal 2003. For the year ended September 30, 2002, operating activities used $1,642,000 in cash, while return on investments in unconsolidated subsidiary and affiliated entities produced $1,279,000. The decrease in restricted cash produced $441,000, some of which was used to reduce accounts payable by $53,000. The sale of the Citation aircraft produced $730,000, of which $636,000 was used to pay off the associated debt. For the year, cash provided by investing activities was exceeded by cash used in operating and financing activities by $121,000 to leave us with $148,000 at September 30, 2002. Working capital decreased by $574,000 to a deficit of $2,460,000 primarily because of a $610,000 increase in the accrual of interest and penalties due on the New York fuel tax. With the exception of this accrual, working capital has not increased or decreased significantly because Transtech has agreed to defer payment of accumulated interest and debt until January 2004. Historically, b-Fast has obtained deferrals from Transtech, and has no reason to believe it will be unable to do so in the future. As such, these amounts are reflected as long-term obligations in the consolidated financial statements.

The accompanying financial statements have been prepared assuming that b-Fast will continue as a going concern. As discussed in "Note C -- Management's Plans," b-Fast has sustained a net loss of $2,537,000 for the year ended September 30, 2002, and has deficiencies in working capital and stockholders' equity of $2,460,000 and $21,971,000 respectively, at September 30, 2002, all of which raise substantial doubt about its ability to continue as a going concern.

Management's plans consist of the following:

We are exploring investments in other business opportunities not related to the aviation industry. To this end, b-Fast, in conjunction with Brant formed RTB/AS in January, 1999. The purpose of this company is to invest in the auto racing industry. During fiscal 1999 we made a capital contribution totaling $9,875,000. As part of the RTB/AS transaction, b-Fast purchased an ATEI in Brant's 30% ownership interest in an auto racing entity. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity. Upon Brant's death on June 28, 2000, his 30% ownership in the auto racing entity became part of the R. Ted Brant estate as did his partnership interest in RTB/AS. By the end of December 2002, the estate was settled and the ownership passed to his widow, Kathryn Brant. We received $1,279,000 of cash distributions from RTB/AS during fiscal 2002 for which we reduced our investment account accordingly. The distributions from RTB/AS represent a substantial portion of b-Fast's cash flow.

	The shareholders have authorized the issuance of additional shares of common stock, no par value, in consideration of the forgiveness by Transtech of $6,253,000 of indebtedness owed to Transtech by the Company.
 The Company currently does not have sufficient registered common stock to effect this proposal. The Company also plans to exchange the Company's Series A Cumulative Convertible Preferred Stock into Common Stock , no par value, at a rate of eight shares of Common Stock for every one share of Preferred Stock for every holder other than Transtech Holding Company, Inc., and four shares of Common Stock for every one share of Preferred
Stock for Transtech. However, until the Company is current with its reporting obligations under the Securities Exchange Act of 1934, as amended ("1934 Act"), additional registered shares of common stock will not be issued and these proposals cannot be implemented. The Company plans to complete all necessary filings in order to enable the Company to effect the registration of additional shares of common stock and to be in compliance with the 1934 Act.

	The net loss for fiscal 2002 was $2,537,000. Cash flows used in operating activities amounted to approximately $1,642,000. Cash provided by investing activities was $1,783,000 during fiscal 2002. Return on investments in unconsolidated subsidiary and repayment of advances to affiliated entity of $1,279,000, proceeds from the sale of the Citation aircraft of $95,000 and return of restricted cash of $441,000 were reduced by the purchase of $32,000 of property and equipment. Cash used in financing activities was $262,000 during fiscal 2002, primarily from the principal payments of long term debt-affiliate of $114,000.

For a comparison of fiscal 2002 to fiscal 2001, see the Consolidated Statements of Cash Flows.

Application of Critical Accounting Policies b-Fast Corp.'s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: investment accounting, allowance for doubtful accounts and long-lived assets. We discuss these policies further below, as well as the estimates and management's judgments involved. We believe these policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period. The Company uses the equity method of accounting for their investment in an unconsolidated subsidiary. The Company exercises significant influence by maintaining the entity's checkbook, accumulating data for tax returns and having the President and Chief Executive Officer serve as the manager of the unconsolidated subsidiary.
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of recoverability of amounts due us could be adversely affected.
We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over four to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation in future periods. We review for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards No. 144 -Accounting for the Impairment or Disposal of Long-Lived Assets,- utilizing cash flows which take into account management's estimates of future operations.

Risks Related to Our Business

	We operate the FBO portion of our business in a highly competitive environment. Factors that may affect our business and financial results are the effect of planned and unplanned outages on our operations; the potential impact of strikes or work stoppages at facilities of our customers and suppliers; the sensitivity of our results to relatively small changes in the prices we obtain for our products; the consolidation of many of our customers and suppliers; the costs associated with environmental controls and remediation expenditures and the uncertainty of future environmental control requirements; availability and prices associated with raw materials, supplies, utilities and other services and items required by our operations; employment matters; our ability to obtain new capital at reasonable costs and terms; and the effect of existing and possible future lawsuits against us. The continued cash flow from our investment in RTB/AS is dependent on the continued strong public support of the auto racing and the resulting purchases of racing souvenirs such as model cars, hats and jackets.

We have sold certain of our FBOs over the last seven years. Also, we resolved potential EPA liabilities at one location. These sales will result in lower revenues not necessarily accompanied by a proportional decrease in costs, particularly general and administrative costs, many of which are relatively fixed and do not vary as a direct function of sales volume.

Impact of Inflation

We do not believe that inflation has had any material impact upon our business or operations as we have generally been successful in passing along normal inflationary increases in costs to its customers. Unusual or excessively large increases in the price of fuel could also be passed along, subject to certain competitive situations, but overall demand would likely be reduced.

Environmental Issues

During fiscal 2002 and 2001, we incurred minor clean-up/remediation expenses in complying with regulations. At September 30, 2002, our financial statements include accruals of $104,000 for expected future clean-up/remediation costs for existing known liabilities.

	Although the escrow for environmental remediation in connection with the sale of the Chicago FBO expired in March 2002 and the funds were returned, a contingent liability exists within the sales agreement. The agreement states that sellers shall pay 100% of buyers' expenses of remediation up to the first $390,000 and 50% of the next $390,000, for a maximum of $585,000. There have been no remediation expenses incurred to date, and we have no knowledge if and when any will be incurred.

Recent Accounting Pronouncements

The FASB recently issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new guidance resolves significant implementation issues related to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as of October 1, 2001 and the adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard 146, "Accounting for Exit or Disposal Activities" SFAS No. 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's consolidated financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under Fin No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.
In January 2003, the Financial Accounting Standards Board issued Interpretation on No. 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties.
 FIN No. 46 applies immediately to variable interest entities (VIE) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Since the Company has already classified it's Series A Cumulative Convertible Preferred Sock outside its stockholders' deficiency section, the Company does not believe that the adoption of SFAS 150 will have a material impact upon the Company's financial statements.

Item 7.  Financial Statements

The response to this item is submitted as a separate Section (S -
Pages) of this report.

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure

     On May 9, 2002 we terminated the engagement of BDO Seidman, LLP ("BDO") as our independent auditor and appointed WithumSmith +Brown, P.C. as the new auditor of our consolidated financial statements. This change was approved by the Board of Directors upon recommendation of the Audit Committee.


BDO's report for the fiscal years ended September 30, 2001 and 2000 did not contain any adverse opinion, disclaimer of opinion, and was not qualified or modified as to any uncertainty of the audit's scope or accounting principles.



	PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
    Compliance with Section 16(a) of the Exchange Act.

The Executive Officers and Directors of b-Fast are as follows:

Name                           Age                     Position

Maurice R. Lawruk               71                     Chairman of the
                                                       Board of Directors,
                                                       and Director

Bobby R. Adkins (1) (2)         56                     President and Chief
                                                       Executive Officer and
                                                       Director

Alice F. Buford (2)             54                     Director

James R. Affleck, Jr. (1)       62                     Director and
                                                       Vice President,
                                                       Assistant Treasurer,
                                                       and
                                                       Assistant Secretary

Richard W. Brant, M.D.          32                     Director

Paul R. Slack                   63                     Chief Accounting
                                                       Officer, Controller,
                                                       Treasurer and
                                                       Secretary

(1)  Member of the Human Resources Committee

(2)  Member of the Audit Committee

Except for directors elected by the Board to fill vacancies, all of the directors are elected at the Annual Meeting and hold office for a period of one year or until successors are elected and qualified. All of the above named directors, were elected at the September 18, 2002 Annual Shareholders Meeting.

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


James R. Affleck, Jr. was appointed Assistant Treasurer in May 1994, and in March 1997 he was appointed Assistant Secretary and Vice-President.
 In August 1998 the members of the Board elected him as a director.
Mr. Affleck's duties involve general oversight of cash management, insurance, human resources and benefit programs and investor relations.

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

Item 10.  Executive Compensation

CASH COMPENSATION

The following table shows the cash compensation paid to or accrued to, or for the benefit of, each of b-Fast's executive officers whose aggregate compensation exceeded $100,000 per annum for services rendered to us during the year ended September 30, 2002:

I.	SUMMARY COMPENSATION TABLE

                                      Annual Compensation        All Other
Name and Principal Position             Year    Salary  Bonus   Compensation
                                                   ($)     ($)         ($)

Bobby R. Adkins, President, (a)         2002    100,485   -0-        -0-
Chief Executive Officer                 2001    100,100   -0-      42,019

(a) Other compensation during 2001 is a fee for management of RTB/AS, which ceased being consolidated as of October 1, 2001.

COMPENSATION OF DIRECTORS

The Board, in 1994, suspended indefinitely any compensation for Directors, and none had been paid to, or accrued for, any Director since that date. In May 2002 the Board voted to reinstate compensation for Directors effective May 1, 2002 at an annual rate of $12,000, plus $500 per meeting. Fees totaling $32,500 were paid to Directors through September 30, 2002.




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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of September 30, 2002, except as otherwise indicated, information with respect to stock ownership of
(i) each Director, (ii) each person known by b-Fast to own beneficially more than 5 percent of the outstanding Common Stock, (iii) each person known to us to own beneficially more than 5 percent of the outstanding Series A Stock, and (iv) all officers and Directors as a group. This information has been provided to b-Fast by the persons named below.


                         Amount and                     Amount of
                         Nature of        Percent       Nature of
                         Beneficial       of Class      Beneficial    Percent of
                         Name and         Ownership     of Ownership  Class of
Address of               of Common        Common        of Series A   Series A
Beneficial Owner         Stock (1)        Stock         Stock (1)     Stock (2)

Transtech Holding
Company, Inc.            4,446,065 (3)     51.85%      103,540 (8)    71.8%
1331 12th Avenue
Suite 109
Gables Office Complex
Altoona, PA 16601

Alinco S.A.                327,990 (4)       4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Cesamar, S.A.              327,990 (4)       4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Project Bond Limited       327,990 (4)       4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

All Directors and                0 (5)       0.0%
Officers as a group


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

(3)	During December  1998, Transtech purchased all of the  Series A Stock previously held by Triton.

(4)	Alinco S.A., Cesamar, S.A., and Project Bond Limited  consider themselves a "group" within the meaning of SEC  Rule 13d.

(5)	This amount does not include common stock owned by Transtech,  whose principal owners include Maurice Lawruk and Bob Adkins, Chairman and President and CEO of b-Fast, respectively, and both Members of the Board. All previously issued stock options have expired.

Item 12.  Certain Relationships and Related Transactions.

EMPLOYMENT CONTRACTS

No employee had employment contracts during 2002.

RELATED PARTY TRANSACTIONS

In May 1994 Triton sold the majority of its equity in b-Fast to Transtech. (See "Note F - Long Term Debt-Affiliate.") At September 30, 2002, Transtech owned 51.9% of our common stock and 71.8% of b-Fast's preferred stock. b-Fast is also indebted to Transtech in the amount of $14,882,400, in the form of notes that were purchased from Triton. During Fiscal 2002, we made no payments on these loans, and $883,000 of interest expense was recorded against these loans of which none was paid. During fiscal year 2001, we made no payments on these loans, and $1,351,000 of interest expense was recorded against these loans of which none was paid.
 At September 30, 2002, we have $7,480,000 of accrued interest due to Transtech recorded on the balance sheet. On January 7, 2003, b-Fast entered into a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004. As a result, the principal and accrued interest on these notes have been classified as long-term obligations at September 30, 2002.

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

Prior to the purchase of the King Air, we periodically used an aircraft owned by Valley Air for travel by our employees, primarily management. Valley Air billed b-Fast an hourly rate based on flight time.
 The President and Chief Executive Officer of Valley Air is Lawruk. During 2001 we were billed $32,000 for use of the aircraft. We have not used the aircraft since March 2001.

Lawruk has guaranteed repayment of b-Fast's debt obligation to Cessna Corporation on its 1979 Beechcraft King Air 200 airplane, which was acquired in March 2001.

Brant, Lawruk and their respective spouses have guaranteed repayment of b-Fast's debt obligation to Avfuel Corporation, b-Fast's fuel dealer.
 The amount of the obligation was $130,000 at September 30, 2002.


During fiscal year 1998, the Board approved a $500,000 line-of-credit, later increased to $1,500,000 in March 1999, and to $1,800,000 in May 1999, for Inc., whose principal was Brant. The interest rate on the line of credit is prime less 1%. Inc. is pursuing an opportunity to potentially develop a NASCAR racetrack, exhibition site and sales facility (the "Project"). Inc. had an exclusive option to potentially develop the Project near the Pittsburgh International Airport. This option expired on December 31, 2001. Inc. is also evaluating other locations including but not limited to Youngstown, Ohio in which to potentially develop the Project. Retroactive to January 2000, Inc., transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001. b-Fast acquired a 50% non-voting ownership interest in LLC in June 1999. Brant held a 50% voting interest. Given the significant losses incurred and the financial condition of Inc. management had determined that all amounts due from Inc. under the line of credit, for interest and additional advances were not collectible. As a result, we charged administration costs for $1,911,000 during fiscal year 1999. In fiscal 2001 and 2000, we made additional advances of $111,000 and $127,000, respectively in connection with the Project. Given the continued losses and the financial condition of Inc. management had determined that the additional advances were not collectible. As a result, b-Fast charged administration costs for $111,000 and $127,000 respectively, during fiscal years 2001 and 2000. The consolidated balance sheet at September 30, 2002, includes a reserve for advances and loans to affiliates of $2,149,000.

	As of September 30, 2002, the Company has a payable to RTB/AS in the amount of $132,000 included on the balance sheet in accrued expenses-other.

	RTB/AS recorded $252,000 of interest income in fiscal 2002 related to a note receivable from Mrs. Brant. The balance of the note receivable as of September 30, 2002 was $4,265,000.

	 See Note B to the consolidated financial statements - Significant Transactions and Note G to the consolidated financial statements - Financing Arrangements for additional related party transactions.

In prior years, Transportech, Inc., a wholly owned subsidiary of Transtech, advanced b-Fast $123,000. The unpaid balance at September 30, 2002 was $19,000.

In January 2002, Adkins loaned the b-Fast $75,000, interest free. The loan was repaid in February 2002.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  See Index of Exhibits annexed hereto.

(b)  Reports on Form 8-K.  None.


Item 14.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.  Based on
their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures
(as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange
Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.  There were no significant
changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 24, 2003

				b-FAST CORP.

BY: /s/ Bobby Ray Adkins
Bobby Ray Adkins
Chief Executive Officer and
Director


BY: /s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons in the capacities and on the dates indicated.


Signature                         Title                           Date

/s/ Maurice A. Lawruk
Maurice A. Lawruk                 Chairman of the Board           June 24, 2003
                                  and Director

/s/ Bobby R. Adkins
Bobby R. Adkins                   Director                        June 24, 2003

/s/ James R. Affleck, Jr.
James R. Affleck, Jr.             Director                        June 24, 2003

/s/ Alice F. Buford
Alice F. Buford                   Director                        June 24, 2003

/s/ Richard W. Brant, M.D.
Richard W. Brant, M.D.            Director                        June 24, 2003

































CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT
	TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Paul R. Slack, certify that:

1.	I have reviewed this annual report on Form 10-KSB of b-Fast Corp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.	The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 24, 2003


/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer

	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT
	TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Bobby Ray Adkins, certify that:

1.	I have reviewed this annual report on Form 10-KSB of b-Fast Corp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

c)	presented in this annual report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.	The Registrant's other certifying officer and I have indicated in this annual report whether or to there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 24, 2003

/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer


	b-FAST CORP.
	AND SUBSIDIARY COMPANIES
	Form 10-KSB
	Item 7

	Index of Financial Statements



The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 7 are listed below:

                                                                  Page

Report of Independent Auditors                                    S-2

Consolidated Balance Sheet at                                     S-4
September 30, 2002

Consolidated Statements of Operations                             S-6
	for the years ended September 30, 2002
and 2001

Consolidated Statements of                                        S-7
Stockholders' Deficiency for the years
ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows                             S-8
for the years ended September 30, 2002
and 2001

Notes to Consolidated Financial Statements                       S-10



	REPORT OF INDEPENDENT AUDITORS




To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania

We have audited the accompanying consolidated balance sheet of b-Fast Corp. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of b-Fast Corp. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note C to the financial statements, the Company has a working capital deficit of $2,460,000 and a stockholders' deficiency of $21,971,000 as of September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                  /s/ WithumSmith+Brown,  P.C.


Newtown, Pennsylvania
May 16, 2003



(This page intentionally left blank)


	b-Fast Corp. and Subsidiaries
	CONSOLIDATED BALANCE SHEET
	September 30, 2002

(Dollar amounts in thousands)



ASSETS

CURRENT ASSETS
Cash                                                            $  148
Customer receivables, less allowance for
doubtful accounts of $22                                           307
Inventories                                                         28
Prepaid expenses and other current assets	    	           118


TOTAL CURRENT ASSETS                                               601


PROPERTY AND EQUIPMENT
Transportation equipment                                         1,576
Machinery and equipment                                            177
Furniture and fixtures                                              87
Leasehold improvements                                              38

                                                                 1,878
Less:  Accumulated depreciation
    and amortization                                               489

PROPERTY AND EQUIPMENT, NET                                      1,389


OTHER ASSETS
Equity in unconsolidated subsidiary                              6,970

TOTAL ASSETS                                                    $8,960



The accompanying notes are an integral part of these consolidated statements.


	b-Fast Corp. and Subsidiaries
	CONSOLIDATED BALANCE SHEET - CONTINUED
	September 30, 2002
(Dollar amounts in thousands)

LIABILITIES

CURRENT LIABILITIES
Current maturities of long term debt-affiliate                $     19
Current maturities of long term debt-other                         108
Accounts payable-trade                                             153
Accrued expenses
Fuel taxes                                                         850
Interest and penalties - fuel taxes                              1,427
Other                                                              504


TOTAL CURRENT LIABILITIES                                        3,061

LONG TERM OBLIGATIONS, less current maturities
Affiliate debt                                                  14,882
Affiliate interest                                               7,480
Other debt                                                       1,383

TOTAL LONG TERM OBLIGATIONS                                     23,745

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
Series A Cumulative Convertible Preferred
Stock - no par value - 500,000 shares
designated - issued and outstanding 144,185 shares
(liquidation preference - $4,125)                                4,125

STOCKHOLDERS' DEFICIENCY
Preferred stock - authorized, 1,000,000 shares
of no par value, 500,000 shares designated Series B
Cumulative convertible preferred stock		-
Common stock - authorized, 60,000,000 shares
of no par value; issued 8,070,052 shares;
outstanding 7,998,052 shares                                    10,705
Additional paid-in capital                                       3,919
Accumulated deficit                                            (36,358)
                                                               (21,734)

Less:  Common stock in treasury
(72,000 shares at cost)                                            237

TOTAL STOCKHOLDERS' DEFICIENCY                                 (21,971)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $  8,960

The accompanying notes are an integral part of these consolidated statements.


	b-Fast Corp. and Subsidiaries
	CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended September 30,

(Dollar amounts in thousands, except per share amounts)




                                                     2002              2001

NET SALES                                         $ 2,806           $ 2,711


COSTS AND EXPENSES
Cost of sales                                       1,084             1,285
Departmental costs, net of
EPA expense reimbursements and impairment
loss of $314 and $122, respectively in 2001         2,072             1,683
Administrative costs                                  721               655

                                                    3,877             3,623

LOSS FROM OPERATIONS                               (1,071)             (912)

Equity in income of unconsolidated subsidiary         237                 -
Interest expense - affiliates                        (902)           (1,415)
Interest expense - other                             (184)             (109)
Interest and penalty - fuel taxes                    (610)                -
Other income (expense), net                            (7)               20

LOSS BEFORE INCOME TAXES                           (2,537)           (2,416)
Income tax expense                                      -              (300)

NET LOSS                                           (2,537)           (2,716)

Preferred dividends                                  (138)             (138)

Accretion of preferred stock                            -               (38)

Net loss applicable to common stockholders        $(2,675)          $(2,892)


Net loss per share applicable to common stockholders:
Basic and Dilutive                                $  (.33)          $  (.34)

Weighted average shares outstanding:
Basic and Dilutive                              7,998,052         7,998,052



The accompanying notes are an integral part of these statements.

	b-Fast Corp.
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
	For the years ended September 30, 2002 and 2001

(Dollar amounts in thousands)



                                                                                 Additional
                          Preferred Stock            Common Stock     Paid-In   (Accumulated    Treasury Stock
                            Shares   Amount    Shares      Amount     Capital     Deficit)    Shares    Amount    Total
Balance at
September 30, 2000         -     $     -      8,070,052   $10,705     $4,233     $(31,105)    72,000   $(237)  $(16,404)
Accretion of redeemable
preferred stock            -           -          -            -         (38)       -           -        -          (38)
Dividends on
preferred stock            -           -          -            -        (138)       -           -        -         (138)
Net loss                   -           -          -            -          -        (2,716)      -        -       (2,716)


Balance at
September 30, 2001         -           -      8,070,052    10,705      4,057      (33,821)    72,000    (237)   (19,296)
Dividends on
Preferred stock            -           -          -            -        (138)         -         -         -        (138)
Net loss                   -           -          -            -          -        (2,537)      -         -      (2,537)


Balance at
September 30, 2002         -      $    -      8,070,052   $10,705     $3,919     $(36,358)    72,000   $(237)  $(21,971)


The accompanying notes are an integral part of these consolidated statements.

                               b-Fast Corp. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the years ended September 30, 2002 and 2001

(Dollar amounts in thousands)



                                                      2002             2001

CASH FLOWS FROM OPERATING ACTIVITIES


Net loss                                           $(2,537)          $(2,716)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                          166               211
Reserves on advances to affiliates, net                 -                 18
Equity in income of unconsolidated subsidiary         (235)                -
Write-down of asset held for sale                       -                122
Gain on the sale of FBO operations                      -                (14)
Change in assets and liabilities:

 (Increase) decrease in accounts receivable           (136)              261
 Decrease in inventory                                   7                24
 (Increase) in prepaid expenses and
 other current assets                                  (57)              (25)
 (Decrease) in accounts payable-trade                  (53)             (311)
 Increase in accrued expenses                          319               103
 Increase in accrued interest - affiliate              884             1,351

Net cash used in operating activities               (1,642)             (976)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                     (32)             (162)
Change in restricted cash                              441               (20)
Return on investments in unconsolidated subsidiary
 and repayments of advances to
 affiliated entities                                 1,279             1,324
Proceeds from the sale of assets held for sale          95                 -
Proceeds from the sale of FBO operations                -                150

Net cash provided by investing activities            1,783             1,292




The accompanying notes are an integral part of these consolidated statements.

	b-Fast Corp. and Subsidiaries
	CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
	For the years ended September 30, 2002 and 2001

(Dollar amounts in thousands)



                                                          2002         2001

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt-officer        $  75         $ 116
Proceeds from issuance of long term debt-other              3             -
Principal payments of long term debt-affiliate           (114)         (212)
Principal payments of notes payable-other                (226)         (121)

Net cash used in financing activities                    (262)         (217)

Net increase (decrease) in cash and cash equivalents     (121)           99
Cash and cash equivalents at beginning of year            269           177

Cash and cash equivalents at end of year                $ 148         $ 276


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                                $ 203         $ 172



Supplemental Schedule of Non-cash Investing and Financing Activities Dividends on the Company's preferred stock were accrued in the amount of $138 in 2002 and 2001. Accretion on the Company's preferred stock was accrued in the amount of $38 in 2001 and $0 in 2002. Accretion was completed during 2001.

During the year ended September 30, 2002, the Company sold an asset held for sale for $730, paid off long term debt of $635 and received $95 in cash.

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

NOTE B - SIGNIFICANT TRANSACTIONS

On March 11, 1999, the Company sold its FBO at Chicago's Midway Airport for $17,750. As described below, substantially all of the net proceeds were used to fund various transactions entered into by the Company and its then Chairman and Chief Executive Officer R. Ted Brant ("Brant") who died in June 2000:

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

Given the significant losses incurred and the financial condition of Inc. management determined that all amounts due from Inc. under the line of credit, for interest and additional advances were not collectible. As a result, the Company charged administration costs for $1,911 during fiscal year 1999.

In fiscal 2001 and 2000, the Company made additional advances of $111 and $127, respectively. Given the continued losses and the financial condition of Inc. management has determined that the additional advances were not collectible. As a result, the Company charged administration costs for $111 and $127, respectively, during fiscal years 2001 and 2000. The consolidated balance sheet at September 30, 2002 includes on aggregate reserve for such advances and loans to affiliates of $2,149.

RTB/AS, L.L.C.

In March 1999, Brant entered into an agreement to purchase a 30% ownership interest in an auto racing entity for $9,875 principally with funds received from a majority owned subsidiary of the Company.
 In June 1999, the Company formed RTB/AS, L.L.C. ("RTB/AS") for the purpose of making additional investments in the auto racing industry.
 The Company owns a 99% interest in RTB/AS and Brant owns a 1% interest with 100% voting rights. During fiscal 1999, RTB/AS advanced $9,708 to Brant. The advances were structured as a loan of $4,265 bearing interest at 8% per annum, various interest free advances totaling $1,168 and a purchase of an After Tax Economic Interest ("ATEI") for $4,275. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity.

RTB/AS also made additional interest free advances of $171 and $610 during 2000 and 1999, respectively, to Brant unrelated to his acquisition of an ownership interest in an auto racing entity.

As of October 1, 2001, the Company determined that while it continues to exercise significant influence over RTB/AS, it no longer had control of RTB/AS. As a result, the Company changed its method of accounting for RTB/AS from consolidation in fiscal 2001 to the equity method in fiscal 2002. The prior year financial statements have not been restated. However, for purposes of the fiscal 2002 cash flow statement, the Company utilized a pro forma balance sheet prepared on the equity method as of September 30, 2001.

Pro Forma Consolidated Financial Information - Unaudited:

The accompanying consolidated statements of operations do not include any revenue or expense of RTB/AS after October 1, 2001. The pro forma results, assuming the transaction occurred October 1, 2000 are as follows:


                                                 Year ended September 30, 2001

(in thousands, except per share amounts)
Net sales
                                                                 $2,711

Net loss applicable to common stockholders                       $2,844

Basic and diluted net loss per share applicable
to common stockholders                                            $(.33)


As described above, the Company began accounting for RTB/AS under the equity method of accounting on October 1, 2001.



NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At September 30, 2002, the Company had a working capital deficiency of $2,460 and a stockholders' deficiency of $21,971. Also, the Company incurred a net loss of $2,537 in 2002. These financial conditions of the Company raise substantial doubt about its ability to continue as a going concern. As part of management's plans, management is exploring other opportunities to acquire an FBO similar to its Harrisburg FBO. The Company is also exploring investments in other non-related businesses, including the auto racing industry.

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

As discussed in Note G - Financing Arrangements, Note Modification, a substantial portion of the Company's outstanding debt is to Transtech Holding Company, Inc. ("Transtech"), a related party. Historically, the Company has obtained deferrals with respect to the payment of interest and principal on its debt to Transtech.

The shareholders have authorized the issuance of additional shares of common stock, no par value, in consideration of the forgiveness by Transtech of $6,253 of indebtedness owed to Transtech by the Company. The Company currently does not have sufficient registered common stock to effect this proposal. The Company also plans to exchange the Company's Series A Cumulative Convertible Preferred Stock into Common Stock , no par value, at a rate of eight shares of Common Stock for every one share of Preferred Stock for every holder other than Transtech Holding Company, Inc., and four shares of Common Stock for every one share of Preferred Stock for Transtech. However, until the Company is current with its reporting obligations under the Securities Exchange Act of 1934, as amended ("1934 Act"), additional registered shares of common stock will not be issued and these proposals cannot be implemented. The Company plans to complete all necessary filings in order to enable the Company to effect the registration of additional shares of common stock and to be in compliance with the 1934 Act.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS under the equity method of accounting. In years prior to fiscal 2002, this entity was consolidated (see Note B).

2.	Restricted Cash

At September 30, 2001, restricted cash of $441 was being held in escrow for potential EPA cleanup costs related to the Company's former FBO located in Chicago, Illinois. The escrow agreement related to the EPA cleanup expired in March 2002, and $445 was returned to the Company.

3.	Inventories

Accessories, fuel, and supplies, are stated at the lower of cost or market, with cost principally determined on a moving average unit cost basis.

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

Depreciation and amortization amounted to $166 and $211 for the years ended September 30, 2002 and 2001, respectively.

5.	Revenue Recognition

All revenue is recognized as goods and services are provided.

6.	Department Costs

Departmental costs are specific expenses such as salaries, employee benefits and supplies, as well as expenditures such as rent, real estate taxes, amortization, utilities and insurance costs.

7.	Loss Per Common Share

	The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share"
	(SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

Basic net loss per share applicable to common stockholders includes no dilution and is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive net loss per share applicable to common stockholders reflects the potential dilution of securities that could share in the net loss of the Company through the exercise of stock options and the conversion of preferred stock and is computed by dividing the net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Equivalents, including stock options and convertible preferred stock, were not included in diluted net loss per share applicable to common stockholders as their effect would be antidilutive for the years ended September 30, 2002 and 2001.

8.	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

The Company's 1975 Cessna Citation 500 airplane was sold on January 25, 2002 for $730. The net book value of the aircraft was greater than the selling price. Therefore management recognized an impairment write-down of $122 included in departmental costs for the year ended September 30, 2001.

9.	Financial Instruments and Credit Risk

The carrying amounts of financial instruments including cash, customer receivables, accounts payable, and accrued expenses approximate fair value at September 30, 2002, because of the relatively short maturity of these instruments. The carrying amount of long-term debt approximates fair value because the Company's interest rates approximate current interest rates. It is impractical to determine fair value of affiliate long-term debt as the amounts are with a related party.

The Company maintains its cash with various major financial institutions. At times cash amounts may exceed the FDIC limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to its cash accounts.


The Company performs ongoing credit evaluations of customers, and generally does not require collateral. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. During fiscal 2002, the Company had one customer that aggregated approximately 20% of net sales. During fiscal 2001 the same customer aggregated approximately 26% of net sales. As of September 30, 2002, one customer accounted for 24% and one other customer accounted for 16% of the September 30, 2002 accounts receivable balance.

10.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
 Actual results could differ from those estimates.

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

The FASB recently issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new guidance resolves significant implementation issues related to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as of October 1, 2001 and the adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 146, "Accounting for Exit or Disposal Activities" SFAS No. 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's consolidated financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.
 Under Fin No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.
In January 2003, the Financial Accounting Standards Board issued Interpretation on No. 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIE) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Since the Company has already classified it's Series A Cumulative Convertible Preferred Sock outside its stockholders' deficiency section, the Company does not believe that the adoption of SFAS 150 will have a material impact upon the Company's financial statements.

NOTE E - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

	As discussed in Note B, effective October 1, 2001, the Company began accounting for its investment in
RTB/AS under the equity method.  RTB/AS's tax year end is December 31.
 Condensed financial information of RTB/AS is as follows:

        Balance Sheets                                              As of
        (in thousands)                                        September 30, 2002

	Assets
        Cash                                                         $461
        Investments                                                 2,322
        Note Receivable - Member                                    4,265
        Advance Receivable - Member                                   132
           Total assets                                            $7,180
	Liabilities and members' equity
        Payable to Member                                            $ 77
        Accounts Payable                                                4
        Member's Capital                                            7,099
           Total liabilities and members' equity                   $7,180

        Statement of Operations                                  Year ended
             (in thousands)                                September 30, 2002


        Revenues                                                   $237

        Net income                                                 $237



NOTE F - INVENTORIES

Inventories at September 30, 2002 were comprised of:

Gycol (deicer)                                                      $20

Fuel                                                                  8
                                                                    $28

NOTE G - FINANCING ARRANGEMENTS
                                                          Affiliate     Other

Long-Term Debt Schedule at September 30, 2002

Affiliate - Unsecured demand notes bearing interest
at prime +2% (6.75% at September 30, 2002).
(See note modification below.)                             $ 7,972       $--

Affiliate - Installment note bearing interest
at prime (4.75% at September 30,
2002).  Quarterly payments of $300 plus
interest beginning October 1999, and
is collateralized by a first priority
interest assignment or lien on certain
leasehold interests, equipment,
accounts receivable, and inventory.  The Company
has not met its scheduled payment obligations
under this note.  (See note modification below.)             6,910        --

Installment note bearing interest at
prime +1.75% (6.5% at September 30, 2002)
held by the Company's primary fuel dealer.
Payment is made by way of a 4.5 cents per
gallon fuel rebate on jet fuel purchases with
a minimum annual principal reduction of $45
until September 2007.  Maurice Lawruk, Brant
and their respective spouses have guaranteed
repayment of this note.                                        --        130

Installment note bearing interest at prime - 0.5%
 (4.25% at September 30, 2002) to a finance company
 collateralized by a Beech aircraft - requiring
 monthly payments of $14 including interest, until
 March 2016.  Maurice Lawruk has guaranteed
 repayment of this note.                                       --      1,356

Other
                                                               19          5
                                                           14,901      1,491

Less: Current maturities of long term debt
                                                               19        108




Long-term debt                                            $14,882     $1,383





Annual maturities of long-term debt at September 30, 2002 are as follows:

                                Year ending
                                September 30,
                               2003          $127
                               2004        14,990
                               2005           108
                               2006            74
                               2007            80
                               Thereafter   1,013
                                          $16,392

The Company has an available line of credit of $175 due to expire on March 15, 2004, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act. There is $10 outstanding on the line of credit at September 30, 2002. See Note I.3 for additional environmental matters.

The Affiliate Installment Note restricts the payment of dividends and certain other distributions on common stock unless all accrued dividends on the preferred stock are paid. Total dividends in arrears relating to series A preferred stock at September 30, 2002 is $2,180.

Note Modification

The last note modification called for the recommencement of principal and interest payments to begin on March 20, 2003. On January 7, 2003, the Company entered into a Note Modification Agreement with an Affiliate whereby the affiliate has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004.
 As a result, the principal and accrued interest on these notes has been classified as long-term obligations at September 30, 2002.

NOTE H - INCOME TAXES

The Company has net operating loss carryforwards aggregating $21,682 at September 30, 2002 expiring through 2021. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences including operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards the deferred tax asset of approximately $14,236 at September 30, 2002, is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.



The approximate income effect of each type of temporary difference is as follows:

                                                           September 30
                                                                 2002
       Net deferred income tax assets:
         Net operating loss carryfowards                        $ 8,673
         Accrued interest                                         2,992
         Reserves on advances to affiliates                         897
         Accruals for fuel and other taxes                          942
         Investment in subsidiary                                   911

         Other
                                                                   (179)

                                                                 14,236
         Valuation allowance                                    (14,236)
         Net deferred income tax asset                      $        -

The valuation allowance increased by $1,470 during the year ended September 30, 2002.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

1.	Lease Commitments

Ground operations are conducted from leased premises which include buildings and hangar facilities. The lease arrangements expire on various dates through 2007, with certain options for renewal. The terms of the leases provide for monthly payments of a fixed amount with certain escalation clauses and in Harrisburg additional variable amounts based on fuel flowage or other factors.

Future minimum lease payments for all non-cancelable operating leases having a term in excess of one year at September 30, 2002 are as follows:

                  Year ending
                 September 30,
                  2003        $156
                  2004         156
                  2005         156
                  2006         156
                  2007         105
                              $729

Rental expenses for all operating leases for each of the years ended September 30, 2002 and 2001 were $391 and $421, respectively.

The Company subleases office space under short-term agreements to various aviation tenants. Such sublease agreements generally provide for a minimum monthly rent and certain renewal options. Sublease rental income included in net sales was $54 and $30, for the years ended September 30, 2002 and 2001.

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

From December 1994 through December 1996, the Company received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993 ("Assessments"). The Company had ceased doing business in New York in November 1993. The assessments resulted from an audit performed in September 1994, and originally totaled approximately $1,668 including interest and penalties. The Company had recorded a charge of $1,668 for principal ($850) and interest and penalties thereon ($818) in fiscal years prior to September 30, 1999. On November 7, 2001, an Administrative Law Judge sustained the original fuel tax Assessments. Together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the Administrative Law Judge and sustained the assessment, together with penalties and interest in the amount of $2,277 in aggregate. Therefore, the Company recorded an additional expense of $610 in fiscal 2002. On January 10, 2003, the Company's period of appeals expired. The Company intends to utilize the Offer in Compromise Program established by the New York State Department of Taxation and Finance to possibly resolve the liability at a reduced amount. The Company is unable to predict if efforts at compromising the liability will be successful, and if so, what the final liability may be.

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


The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through September 30, 2002.

At September 30, 2002 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund for substantially all remediation expenses incurred. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin.

Although the escrow for environmental remediation in connection with the sale of the Chicago FBO expired in March 2002 and the funds were returned, a contingent liability exists within the sales agreement.
 The agreement states that sellers shall pay 100% of buyers' expenses of remediation up to the first $390 and 50% of the next $390, for a maximum of $585. There have been no remediation expenses incurred to date, and the Company has no knowledge if and when any will be incurred.


NOTE J - SAVINGS PLAN

The Company has an "Employees Tax Sheltered Retirement Plan." Employees who have completed one year with a minimum of 1000 hours of service are eligible to participate. To participate the employee must make contributions to the plan through salary reduction pursuant to Section 401(K) of the Internal Revenue Code. The Company matches contributions in an amount equal to 25% of the first 2% contributed by the employee. The Company's contributions to the plan for the years ended September 30, 2002 and 2001 were not significant.

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


The Series A preferred stock is subject to mandatory redemption at the rate of 7-1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August 1, 2006. The mandatory redemption price is $13.50 per share plus accrued and unpaid dividends. The excess of the mandatory redemption price over the net proceeds received by the Company is accreted during the period in which the stock is outstanding. Periodic accretion based on the interest method was charged to additional paid-in capital. The stock became fully accreted during 2001. The first redemption was due on August 1, 1996, but no redemption was made. The Louisiana Business Corporation Law provides that a corporation may redeem shares of its capital stock subject to redemption out of surplus or stated capital so long as any such redemption would not reduce stated capital below the aggregate allocated value of issued shares remaining after the redemption and so long as sufficient net assets remain to satisfy amounts payable upon liquidation with respect to any remaining issued shares having a preferential right to participate in assets upon liquidation. Also, the terms of the issue state that the Company may not redeem any shares unless full accrued dividends have been paid on all outstanding shares, and also, if such redemption would reduce working capital below $9,000 or cash below $1,500. At September 30, 2002, the Company had accrued and unpaid dividends totaling $2,180 ($15.12 per share), a working capital deficiency of $2,460, and a cash balance of $148. The accrued and unpaid dividends on the series A preferred stock are included in Redeemable Preferred Stock.
 No dividends were paid in 2002 or 2001. The Company's obligation to redeem shall be cumulative.

The Company has the option, subject to payment of full dividends, to redeem the Series A preferred stock in whole or in part at $13.50 per share for the year ended August 1, 1994 and thereafter.

At September 30, 2002, the Company has reserved 739,320 shares of common stock for the conversion of outstanding Series A preferred stock.

The following is a schedule of the changes in Redeemable Preferred Stock for the years ended September 2002 and 2001.
                                         Series A
                                         Shares                  Amount

Balance September 30, 2000               144,185                 $3,811
Accretion of Series A
  Preferred Stock                            -                       38
Dividends                                    -                      138
Balance September 30, 2001               144,185                  3,987
Dividends                                   -                       138
Balance September 30, 2002               144,185                 $4,125

Stock Options

The Company adopted a Stock Option Plan in September 1989 to extend for a period of ten years. The options and related stock appreciation rights granted under this plan generally vested over three years and expired 10 years after granting. At September 30, 2001, fully vested options exercisable totaled 20,000 with an average exercise price of $0.16 per share. The plan terminated in September 1999 since no action was taken by the Board of Directors to extend it. The 20,000 options expired in September 2002 under the 10-year rule, and there are no outstanding options remaining at September 30, 2002.

NOTE L - RELATED PARTIES


In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech. (See Note G, Long Term Debt-Affiliate.) At September 30, 2002, Transtech owned 51.9% of the Company's common stock and 71.8% of the Company's preferred stock. The Company is also indebted to Transtech in the amount of $14,882, at September 30, 2002, in the form of notes that were purchased from Triton. During fiscal 2002, the Company made no payments of the loans, and $883 of interest expense was recorded against these loans of which none was paid. During fiscal year 2001 the Company made no payments of the demand loans, and $1,351 of interest expense was recorded against these loans of which none was paid.
 At September 30, 2002, the Company has $7,480 of accrued interest due to Transtech recorded on the balance sheet.

In prior years, Transportech, Inc. (Transportech), a wholly-owned subsidiary of Transtech, advanced the Company $123. The unpaid balance at September 30, 2002 was $19.

In July 1996 the Company purchased a 1975 Cessna Citation 500 aircraft owned by Brant for $708. As part of the purchase agreement the Company made monthly payments directly to Cessna Corporation (Cessna) on behalf of Brant on the existing loan. In August 1997 one of the airplane's engines required an overhaul, which cost $240. Mr. Brant increased the note with Cessna by $200 and personally paid the additional $40, with the $240 being charged to a fixed asset account. In January 2002 the Company sold the aircraft and paid the loan in full.

The Company periodically used an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air billed the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air was Brant. After the death of Brant, his position was assumed by Maurice Lawruk. The Company was billed $0 and $32, respectively, for use of the aircraft during fiscal 2002 and 2001. The aircraft has not been used since March 2001.

In January 2002, Adkins loaned the Company $75, interest free. The Company repaid the loan in February 2002.

As of September 30, 2002, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

RTB/AS recorded $252 of interest income in fiscal 2002 related to a note receivable from Mrs. Brant. The balance of the note receivable as of September 30, 2002 was $4,265.

See Note B - Significant Transactions and Note G - Financing Arrangements for additional related party transactions.



NOTE M - SUBSEQUENT EVENTS

After Brant's death on June 28, 2000, his 30% ownership in the auto racing entity became part of his estate. By December 2002, the estate was settled and the ownership was transferred to his widow, Mrs. Brant. In April 2003, Mrs. Brant sold 24% of her ownership in the auto racing entity plus an option on an additional 15%. Relating to this sale, RTB/AS received $2,747 on May 1, 2003, with $1,008 of that total being a principal payment on the $4,265 note receivable from Mrs. Brant.








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

(10.32)   Assignment of Lease to Springfield Air Center by
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

(10.65)   Transfer Agreement between Aero Services International,    *
          Inc. and TigerAir, Inc. dated November 8, 1995.

(10.66)   Non-Recourse Assignment and Assumption Agreement           *
          between Aero Services International, Inc. and TigerAir,
          Inc. dated November 8, 1995.

(10.67)   Promissory Note from TigerAir, Inc. to the Company dated   *
          November 8, 1995.

(10.68)   Line of Credit Note from TigerAir, Inc. to the Company     *
          dated November 8, 1995.

(10.69) Security Agreement between Aero Services International,Inc.* and TigerAir, Inc. dated November 8, 1995.

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

(10.73) Promissory Note from Jason IV Aviation, Inc. to the Company* dated April 1, 1996.

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

(28.2)    Triton Energy Corporation's Form 10-K for Year Ended       *
          May 31, 1992; Form 10-Q for Quarter Ended August 31,
          1992.  (15)

(28.2)    Triton Energy Corporation's Form 10-Q for Quarter Ended    *
          November 30, 1991.  (16)

(28.3)    Triton Energy Corporation's Form 10-Q for Quarter Ended    *
          February 29, 1992.  (17)

(28.4)    NOT USED                                                   *

(28.5)    Triton Energy Corporation's Form 10-Q for Quarter Ended    *
          November 30, 1992.  (18)

(28.6)    Triton Energy Corporation's Form 10-Q for Quarter Ended    *
          February 28, 1993.  (19)

(99.9)	   Certification of Chief Executive Officer and Chief     p. 56
	   Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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