Form 10QSB
period 2001-12-31
B FAST CORP
filed 2003-08-11
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the quarterly period ended December 31, 2001

?	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

      For the transition period from                  to _______________


Commission file number  0-10190-0


b-FAST CORP.
(Exact name of small business issuer as
specified in its charter)


LOUISIANA                             72-0385274
(State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)


660 Newtown-Yardley Road, Newtown, PA 18940
(Address of principal executive offices


(215)860-5600
(Issuer's telephone number)


	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X

	State the number of shares outstanding of each of the issuer's classes of common equity, as of May 30, 2003: Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one): Yes      No  X



b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I -  Financial Information	Page Number

Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
December 31, 2001 (unaudited)                                      2

Consolidated Statements of Operations
three months ended December 31, 2001
and 2000 (unaudited)                                               4

Consolidated Statements of Cash Flows
three months ended December 31, 2001 and 2000
(unaudited)                                                        5

Notes to Consolidated Financial Statements - December 31, 2001
(unaudited)                                                        6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            13

        Forward-Looking Statements                                13

        Critical Accounting Policies                              13

        Results of Operations                                     14

        Liquidity and Capital Resources                           15

Item 3. Controls and Procedures                                   16

PART II - Other Information

Item 1.  Legal Proceedings                                        17

Item 2.  Changes in Securities and Use of Proceeds                17

Item 3.  Defaults Upon Senior Securities                          17

Item 4.  Submission of Matters to a Vote of Security Holders      17

Item 5.  Other Information                                        17

Item 6.  Exhibits and Reports on Form 8-K                         18

        Signatures                                                19



PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
        Cash                                                     $    24
        Restricted cash                                              443
	Customer receivables, less allowance for
                doubtful accounts of $21                             141
        Inventories                                                   34
        Prepaid expenses and other current assets                     81
        Asset held for sale                                          740

TOTAL CURRENT ASSETS                                               1,463

PROPERTY AND EQUIPMENT
        Transportation equipment                                   1,576
        Machinery and equipment                                      170
        Furniture and fixtures                                        87
        Leasehold improvements                                       109

                                                                   1,942

Less:  Accumulated depreciation
        and amortization                                             511

PROPERTY AND EQUIPMENT, NET                                        1,431

OTHER ASSETS
        Equity in unconsolidated subsidiary                        7,893

TOTAL ASSETS                                                     $10,787


See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
        Current maturities of long term debt-affiliate           $   667
        Current maturities of long term debt-other                   210
        Accounts payable-trade                                       224
	Accrued expenses
                Fuel taxes                                           850
                Interest and penalties-fuel taxes                  1,427
                Other                                                708
TOTAL CURRENT LIABILITIES                                          4,086

LONG-TERM DEBT, less current maturities
        Affiliate debt                                            14,882
        Affiliate interest                                         6,837
        Other                                                      1,452
TOTAL LONG-TERM DEBT                                              23,171

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS                   4,022
	Series A Cumulative Convertible Preferred Stock no par value - authorized 500,000 shares - issued and outstanding 144,185 shares
		(liquidation preference - $4,022)

STOCKHOLDERS' DEFICIENCY
	Preferred stock - authorized, 1,000,000 shares of
           no par value, 500,000 designated Series A cumulative
           convertible preferred stock                                -
	Common stock - authorized, 60,000,000 shares
	  of no par value; issued 8,070,052 shares;
          outstanding 7,998,052 shares                            10,705
        Additional paid-in capital                                 4,022
        Accumulated deficit                                      (34,982)
                                                                 (20,255)

		Less:  Common stock in treasury
                (72,000 shares at cost)                              237

TOTAL STOCKHOLDERS' DEFICIENCY                                   (20,492)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $10,787





See Notes to Consolidated Financial Statements




b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
AMOUNTS)



                                                    THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                       2001    2000


NET SALES                                      $   498         $  830

COST AND EXPENSES

Cost of sales                                      218            444
Departmental costs, net of EPA
        expense reimbursements of $300 in 2000     497            222
Administrative costs                               176            125

Income (loss) from operations                     (393)            39

Equity in income of unconsolidated subsidiary      108              -
Interest expense - other                           (34)           (10)
Interest expense - affiliate                      (255)          (414)
Interest and penalty - fuel taxes                 (610)             -
Other income, net                                   23             55


NET LOSS                                        (1,161)          (330)

Preferred dividends                                (35)           (35)

Net loss applicable to common stockholders     $(1,196)        $ (365)

Net loss per share applicable
	to common stockholders
        Basic and Dilutive                      $(0.15)        $(0.05)

Weighted average shares outstanding:
        Basic and Dilutive                   7,998,052      7,998,052














See Notes to Consolidated Financial Statements

b-FAST CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)



                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                         2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                             $(1,161)      $ (330)

 Adjustments to reconcile net loss to
   net cash used in operating activities:
 Depreciation and amortization                              98          39
 Equity in income of unconsolidated subsidiary            (108)          -
Provision for losses on accounts receivable                  -           1
 (Gain) on the sale of FBO operations                        -         (14)
 Change in assets and liabilities:
 Decrease in accounts receivable                            30         141
 Decrease in inventory                                       1          26
 (Increase) decrease in other current assets               (20)         62
 Increase (decrease) in accounts payable                    18        (266)
 Increase (decrease) in other accrued expenses             523         (97)
 Increase in accrued interest - affiliate                  241         397

    Total adjustments                                      783         289

 Net cash used in operating activities                    (378)        (41)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                       (16)         (9)
   Change in restricted cash                                (2)         (4)
   Return on investments in unconsolidated subsidiary      229           -
   Proceeds from the sale of FBO operations                  -         150

   Net cash provided by investing activities               211         137

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of long term debt-other            2           -
   Principal payments of long-term debt-affiliate          (26)        (23)
   Principal payments of long-term debt-other              (54)         (9)

   Net cash used in financing activities                   (78)        (32)

   Net (decrease) increase in cash & cash equivalents     (245)         64
     Cash and cash equivalents at beginning of period      269         177

     Cash and cash equivalents at end of period        $    24      $  241

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the quarter for:
     Interest                                            $  59       $  29

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $35 in each of the three-month periods ended December 31, 2001 and 2000.

See Notes to Consolidated Financial Statements.

b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 2001, consolidated statements of earnings for the three month periods ended December 31, 2001 and 2000, and the consolidated statements of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2001 and for all periods presented have been made.

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS, L.L.C. ("RTB/AS") under the equity method. Prior to this date, this entity was consolidated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 annual report on Form 10-KSB. The results of operations for the three-month periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2001 the Company had a working capital deficiency of $2,623, stockholder's deficiency of $20,492, and incurred a net loss of $1,196 for the three months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3:  SIGNIFICANT TRANSACTIONS

In March 1999 R. Ted Brant ("Brant"), the Company's Chairman and Chief Executive Officer, entered into an agreement to purchase a 30% ownership interest in an auto racing entity for $9,875 principally with funds received from a majority owned subsidiary. In June 1999, the Company formed RTB/AS for the purpose of making investments in the auto racing industry. The Company owns a 99% interest in RTB/AS and Brant owns a 1% interest with 100% voting rights. Therefore, as of October 1, 2001 the entity is accounted for using the equity method. During fiscal 1999, RTB/AS advanced $9,708 to Brant. The advances were structured as a note of $4,265 bearing interest at 8% per annum, various interest-free advances totaling $1,168 and a purchase of an After Tax Economic Interest ("ATEI") in Brant's 30% ownership interest in the auto racing entity for $4,275.
The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity.

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

Pro Forma Consolidated Financial Information - Unaudited:

The accompanying consolidated statements of operations do not include any revenue or expense of RTB/AS after October 1, 2001. The pro forma results, assuming the transaction occurred October 1, 2000 are as follows:


                                        Quarter ended December 31, 2000

(in thousands, except per share amounts)
Net Sales                                                 $  830

Net loss applicable to common stockholders                $  330

Basic and diluted net loss per share applicable
to common stockholders                                     $(.05)


NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

As described in Note 4, effective October 1, 2001, the Company began accounting for RTB/AS under the equity method. RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:


        Balance Sheets                                         As of
         (in thousands)                                  December 31, 2001
	Assets:

          Cash                                                $     4
          Investments                                           3,880
          Note Receivable - Member                              4,265
          Advance Receivable - Member                             132
           Total assets                                       $ 8,281

	Liabilities and Members' Equity

          Payable to Member                                      $ 77
          Accounts Payable                                          4
          Members' Equity                                       8,020
           Total liabilities and members' equity              $ 8,281

        Statement of Operations                             Quarter ended
             (in thousands)                              December 31, 2001

        Revenues                                                 $109

        Net income                                               $109


NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004. Also included in this category is $636, the balance due to a finance company collateralized by a Cessna aircraft. The note bears interest at prime plus 1.2%. The total $636 is included in current maturities of long-term debt-affiliate because the obligation was satisfied in January 2002 when the aircraft was sold. Also included in current maturities are $31 of short-term notes due Transtech, Inc., a subsidiary of Transtech.

Long Term Debt-Other
This category includes $151 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company also owes Avfuel $20 on a note which is paid monthly per an amortization schedule. A bank in Wisconsin is due $3 for EPA cleanup which is ongoing at a previously owned location within Wisconsin. However, the bank is paid directly by the Wisconsin Super Fund and therefore a $3 receivable is recorded in other current assets. The Company has a $200 line of credit with its primary bank. The balance at December 31, 2001 is $90. Repayment terms are interest only, paid monthly at a rate of prime plus 0.5%, principal due on demand. The Company owes $1,398 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime plus 0.5%, until March 2016. Of the total $1,662, $210 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three month periods ended December 31, 2001 and 2000, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,913. Relative to this debt, the Company had accrued interest of $6,837 at December 31, 2001. During the three months ended December 31, 2001 the Company paid none of the interest and $5 of principal to Transtech.

In prior years, Transportech, Inc., a wholly-owned subsidiary of Transtech, advanced the Company $123. The unpaid balance at December 31, 2001 was $31.

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

The Company periodically used an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air billed the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air was Brant. After the death of Brant, his position was assumed by Maurice Lawruk. The Company was billed $0 and $18, respectively, for use of the aircraft during the first quarter of fiscal 2002 and 2001. The aircraft has not been used since March 2001.

As of December 31, 2001 the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through December 31, 2001.

At December 31, 2001 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

NOTE 9:  RECENT ACCOUNTING PRONOUNCEMENT

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under Fin No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The adoption of FIN No. 45 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.
In January 2003, the Financial Accounting Standards Board issued Interpretation on No. 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIE) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Since the Company has already classified its Series A Cumulative Convertible Preferred Sock outside its stockholders' deficiency section, the Company does not believe that the adoption of SFAS 150 will have a material impact upon the Company's financial statements.

NOTE 10:  SUBSEQUENT EVENTS

At December 31, 2001, the asset held for sale is a 1975 Cessna Citation 500 aircraft which was sold on January 25, 2002. The asset is recorded at estimated realizable value on the balance sheet.

In January 2002, Adkins loaned the Company $75, interest free. The Company repaid the loan in February 2002.

After Brant's death on June 28, 2000, his 30% ownership in the auto racing entity became part of his estate. By December 2002, the estate was settled and the ownership was transferred to his widow, Mrs. Brant. In April 2003, Mrs. Brant sold 24% of her ownership in the auto racing entity plus an option on an additional 15%. Relating to this sale, RTB/AS received $2,747 on May 1, 2003, which includes $1,008 repayment a principal payment on the $4,265 note receivable from Mrs. Brant.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)


Forward-Looking Statement

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

Critical Accounting Policies

b-Fast Corp.'s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: investment accounting, allowance for doubtful accounts and long-lived assets. We discuss these policies further below, as well as the estimates and management's judgments involved. We believe these policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period. The Company uses the equity method of accounting for their investment in an unconsolidated subsidiary. The Company exercises significant influence by maintaining the entity's checkbook, accumulating data for tax returns and having the President and Chief Executive Officer serve as the manager of the unconsolidated subsidiary.
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of recoverability of amounts due us could be adversely affected.
We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over four to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation in future periods. We review for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," utilizing cash flows which take into account management's estimates of future operations.

Results of Operations

The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                                                     Three Months Ended
                                                          December 31,
                                                        2001             2000

Net Sales                                              100.0%           100.0%
Cost of Sales                                           43.8             53.5
Departmental costs                                      99.8             26.8
Administrative costs                                    35.3             15.0
Equity in income of unconsolidated subsidiary           21.7               -
Interest expense                                        58.0             51.1
Other income                                             4.6              6.6
Interest and penalty-fuel taxes                        122.5                -
Net loss                                              (233.1)           (39.8)

Sales for the three month period ended December 31, 2001 decreased $332 as compared to the same period in 2000. While the sale of the Morgantown FBO in October 2000 produced a decrease in sales of $122, sales at the Harrisburg FBO decreased $242. This decrease was primarily due to the effect of September 11 on the aviation industry. Services provided to commercial aviation decreased only about $19. The balance of the decrease occurred in fuel sales and services provided to general aviation. Landing fees, which the Company collects on behalf of the airport, were 55% less during the current three month period than those collected in the same period in the prior year. However, aircraft charter sales increased $32 from the prior year.

Cost of sales as a percentage of sales decreased from 53.5% to 43.8%, primarily resulting from the change in the sales mix. The Morgantown FBO that was sold in October 2000 had a cost of sales for that period of 64%. In 2001, into-plane fees to the airlines, which have no direct cost of sales, make up a larger percentage of the sales at the Harrisburg FBO than in the prior year because of the decline in fuel sales to general aviation. These changes produced a lower cost of sales percentage.

Departmental costs, excluding the $300 EPA expense reimbursement in 2000, decreased $25. The sale of the Morgantown FBO produced a $31 decrease. While temporary reduction in staff at Harrisburg produced a decrease in salaries and benefits of approximately $15, rising rates in health and liability insurance increased those costs $80 in 2001.

Administrative costs increased $51. The sale of Morgantown produced a $9 decrease in these costs. The majority of these costs are incurred at the corporate level and include legal and professional fees, auditing fees, and travel. Also included is depreciation expense, where the major increase, $58, occurred due to the purchase of a Beech aircraft in March 2000. Interest expense-affiliate decreased $159 in the current year due entirely to the decrease in the prime rate to 4.75% during the year. Other interest expense increased $24 because of the financing of the Beech aircraft.

Liquidity and Capital Resources

During the three months ended December 31, 2001 the Company used $378 of cash in operating activities and another $16 for the purchase of property and equipment. Financing activities used $78. Return on investments provided $229.

Working capital decreased $737 to ($2,623) from September 30, 2001 to December 31, 2001. Current assets decreased $254, with $245 of that decrease in cash. Current liabilities increased $483. Reductions in debt of $58, and other accrued expenses of $86, were offset by the additional accrual of $609 for interest and penalties on the New York fuel taxes. The debt owed Transtech and the related interest expense has not affected working capital because Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses in the prior fiscal year. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2002 the major source of cash is expected to be provided by return on investments.

The Company anticipates cash flow during the remainder of the fiscal year from the return on its investment in RTB/AS to provide approximately $1,000 of cash flow which will be available for use as working capital.

ITEM 3. CONTROL AND PROCEDURE

Evaluation of Disclosure Control and Procedures

Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

Changes in Internal Control

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

From December 1994 through December 1996, the Company received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993 ("Assessments"). The Company had ceased doing business in New York in November 1993. The assessments resulted from an audit performed in September 1994, and originally totaled approximately $1,668 including interest and penalties. The Company had recorded a charge of $1,668 for principal ($850) and interest and penalties thereon ($818) in fiscal years prior to September 30, 1999. On November 7, 2001, an Administrative Law Judge sustained the Assessments together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the Administrative Law Judge and sustained the assessments, together with additional penalties and interest in the amount of $2,277 in aggregate. Therefore, the Company recorded an additional expense of $610 in fiscal 2002. On January 10, 2003, the Company's period of appeals expired. The Company intends to utilize the Offer in Compromise Program established by the New York State Department of Taxation and Finance to possibly resolve the liability at a reduced amount. The Company is unable to predict if efforts at compromising the liability will be successful, and if so, what the final liability may be.


ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

	None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5. - OTHER INFORMATION

	None.





ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following in a list of exhibits filed as part of the form 10-QSB.

99.2 Certification of Bobby Ray Adkins pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

99.3	Certification of Paul R. Slack pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

(b)  Reports on Form 8-K:  None

	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


b-FAST CORP.
	(Registrant)



/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer and
Controller
Date:  August 7, 2003



/s/ Bobby R. Adkins
Bobby R. Adkins
President and Chief Executive Officer
Date: August 7, 2003

CERTIFICATION

I, Paul R. Slack, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of b-Fast Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


6.	The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: August 7, 2003


/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer


CERTIFICATION

I, Bobby Ray Adkins, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of b-Fast Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


6.	The Registrant's other certifying officer and I have indicated in this quarterly report whether or to there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Date : August 7, 2003



/s/ Bobby R. Adkins
Bobby R. Adkins
President and Chief Executive Officer




EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2001, as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of
                section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
                presents, in all in material respects, the financial
                 condition and result of operations of the Company.



_______________________________________
/s/ Bobby R. Adkins
Chief Executive Officer
Date: August 7, 2003

EXHIBIT 99.3

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2001, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements
                of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
                presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date: August 7, 2003