Form 10QSB
period 2002-03-31
B FAST CORP
filed 2003-08-11
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

        TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     __             to


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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  _    No  X_

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 30, 2003: Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one): Yes  _    No  X_


b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I -  Financial Information                                  Page Number
1.  Financial Statements
Consolidated Balance Sheet
March 31, 2002 (unaudited)                                             2

Consolidated Statements of Operations
three months and six months ended March 31, 2002
and 2001 (unaudited)                                                   4

Consolidated Statements of Cash Flows
six months ended March 31, 2002 and 2001
(unaudited)                                                            5

Notes to Consolidated Financial Statements - March 31, 2002
(unaudited)                                                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                13

        Forward-Looking Statements                                    13

        Critical Accounting Policies                                  13

        Results of Operation                                          14

        Liquidity and Capital Resources                               15

Item 3. Controls and Procedures                                       16


PART II - Other Information

Item 1.  Legal Proceedings                                            17

Item 2.  Changes in Securities and Use of Proceeds                    17

Item 3.  Defaults Upon Senior Securities                              17

Item 4.  Submission of Matters to a Vote of Security Holders          17

Item 5.  Other Information                                            17

Item 6.  Exhibits and Reports on Form 8-K                             18


         Signature                                                    19


PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENT

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
  Cash                                                             $   426
  Customer receivables, less allowance for
    doubtful accounts of $22                                           178
  Inventories                                                           39
  Prepaid expenses and other current assets                             77

TOTAL CURRENT ASSETS                                                   720

PROPERTY AND EQUIPMENT
  Transportation equipment                                           1,576
  Machinery and equipment                                              177
  Furniture and fixtures                                                87
  Leasehold improvements                                               114

                                                                     1,954

Less:  Accumulated depreciation
  and amortization                                                     493

PROPERTY AND EQUIPMENT, NET                                          1,461

OTHER ASSETS
  Equity in unconsolidated subsidiary                                7,441

TOTAL ASSETS                                                        $9,622


 Notes to Consolidated Financial Statements.

CURRENT LIABILITIES
  Current maturities of long term debt-affiliate                   $    27
  Current maturities of long term debt-other                           170
  Accounts payable-trade                                               186
  Accrued expenses
    Fuel taxes                                                         850
    Interest and penalties-fuel taxes                                1,427
    Other                                                              658
TOTAL CURRENT LIABILITIES                                            3,318

LONG-TERM DEBT, less current maturities
  Affiliate debt                                                    14,882
  Affiliate interest                                                 7,037
  Other                                                              1,432
TOTAL LONG-TERM DEBT                                                23,351

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS                     4,057
  Series A Cumulative Convertible Preferred Stock no par value - authorized 500,000 shares - issued and outstanding 144,185 shares
    (liquidation preference - $4,057)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series A cumulative
    convertible preferred stock                                         -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares
    outstanding 7,998,052 shares                                   10,705
  Additional paid-in capital                                        3,987
  Accumulated deficit                                             (35,559)
                                                                  (20,867)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                           237

TOTAL STOCKHOLDERS' DEFICIENCY                                    (21,104)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $ 9,622



See Notes to Consolidated Financial Statements


b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                            March 31,           March 31,
                                        2002       2001        2002        2001

NET SALES                              $ 509     $  613     $ 1,007     $ 1,443

COST AND EXPENSES

Cost of sales                            200        264         418         708
Departmental costs, net of EPA
  expense reimbursements of
  $300 and including impairment
  loss of $122 in 2001                   497        478         994         699
Administrative costs                     176        128         352         254

Loss from operations                    (364)      (257)       (757)       (218)

Interest expense - other                 (26)       (10)        (60)        (20)

Interest expense - affiliate            (204)      (371)       (459)       (785)

Gain on sale of certain FBO
  operations                              -          -           -           14

Equity in income of
  Unconsolidated subsidiary               30         -          138           -

Interest and
  penalty - fuel taxes                     -         -         (610)          -

Other income (expense), net              (13)       (48)         10          (7)

NET LOSS                                (577)      (686)     (1,738)     (1,016)

Preferred dividends                      (35)       (34)        (70)        (69)

Net loss applicable
  to common shareholders               $(612)    $ (720)    $(1,808)    $(1,085)

Net loss per share
  applicable to common
  shareholders
Basic and Dilutive                   $ (0.08)    $(0.09)    $ (0.23)     $(0.14)

Weighted average shares
  outstanding:
Basic and Dilutive                 7,998,052  7,998,052   7,998,052   7,998,052






See Notes to Consolidated Financial Statements

b-FAST CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)



                                                            SIX MONTHS ENDED
                                                                 MARCH 31,
                                                             2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                $(1,738)     $(1,016)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                                90           85
  Provision for losses on accounts receivable                   -            3
  Equity in income of unconsolidated subsidiary              (138)           -
  (Gain) on the sale of FBO operations                          -          (14)
  Change in assets and liabilities:
  (Increase) decrease in accounts receivable                   (7)         261
  (Increase) decrease in inventory                             (4)          23
  (Increase) decrease in other current assets                 (16)          99
  Decrease in accounts payable                                (20)        (377)
  Increase (decrease) in other accrued expenses               473         (151)
  Increase in accrued interest - affiliate                    441          753

  Total adjustments                                           819          676

  Net cash used in operating activities                      (919)        (340)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                         (28)        (157)
  Change in restricted cash                                   441           (6)
  Return on investments in
    unconsolidated subsidiary and
    repayments of advances to affiliated entities             711          210
  Proceeds from the sale of FBO operations                     -           150
  Proceeds from the sale of assets held                        95           -

  Net cash provided by investing activities                 1,219          203

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of long term debt - affiliate         75          116
  Proceeds from issuance of long term debt-other                2            -
  Principal payments of long-term debt-affiliate             (106)         (47)
  Principal payments of long-term debt-other                 (114)         (27)

  Net cash provided by (used in) financing activities        (143)          42

  Net increase (decrease) in cash & cash equivalents          157          (95)
  Cash and cash equivalents at beginning of period            269          177

  Cash and cash equivalents at end of period              $   426       $   82

                                                             SIX MONTHS ENDED
                                                                   MARCH 31,
                                                             2002          2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
  Interest                                                $   72        $    51


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $70 in each of the six-month periods ended March 31, 2002 and 2001.

In January 2002, the Company sold an asset held for sale for $730 and paid off long-term debt of $635 and received $95 in cash.


See Notes to Consolidated Financial Statements

b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)




NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2002, consolidated statements of earnings for the three and six month periods ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the six month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2002 and for all periods presented have been made.

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS, L.L.C. ("RTB/AS") under the equity method. Prior to this date, this entity was consolidated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 annual report on Form 10-KSB. The results of operations for the three and six month periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2002 the Company had a working capital deficiency of $2,598, stockholder's deficiency of $21,104, and incurred a net loss of $1,738 for the six months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pro Forma Consolidated Financial Information - Unaudited:

The accompanying consolidated statements of operations do not include any revenue or expense of RTB/AS after October 1, 2001. The pro forma results, assuming the transaction occurred October 1, 2000 are as follows:


                                            Six-months ended March 31, 2001

(in thousands, except per share amounts)
Net Sales                                                 $ 1,443

Net loss applicable to common stockholders                $   804

Basic and diluted net loss per share applicable
to common stockholders                                     $ (.14)


NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

As described in Note 4, effective October 1, 2001, the Company began accounting for RTB/AS under the equity method. RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:


        Balance Sheets                                            As of
         (in thousands)                                      March 31, 2002
	Assets
        Cash                                                       $348
        Investments                                               3,025
        Note Receivable - Member                                  4,265
        Advance Receivable - Member                                 132
           Total assets                                         $ 7,770
	Liabilities and members' equity
        Payable to Member                                          $197
        Accounts Payable                                              4
        Member's Capital                                          7,569
	   Total liabilities and members' equity		$ 7,770

        Statement of Operations                            Six months ended
             (in thousands)                                 March 31, 2002

        Revenues                                                   $139

        Net income                                                 $139

NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004. Classified as current maturities are $27 of short-term notes due Transtech, Inc., a subsidiary of Transtech.

Long Term Debt-Other
This category includes $147 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company also owes Avfuel $14 on a note which is paid monthly per an amortization schedule. A line of credit of $175 exists with a bank in Wisconsin to be used for EPA cleanup which is ongoing at a previously owned location within Wisconsin. There is no amount outstanding at March 31, 2002. However, when amounts are disbursed for cleanup, the bank is paid directly by the Wisconsin Super Fund and therefore the Company records a receivable for the same amount as the note payable. The Company has a $200 line of credit with its primary bank. The balance at March 31, 2002 is $58. Repayment terms are interest only, paid monthly at a rate of prime plus 0.5%, principal due on demand. The Company owes $1,383 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime plus 0.5%, until March 2016. Of the total $1,602, $170 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three and six month periods ended March 31, 2002 and 2001, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,909. Relative to this debt, the Company had accrued interest of $7,037 at March 31, 2002.
 During the six months ended March 31, 2002 the Company paid none of the interest and $9 of principal to Transtech.

In prior years, Transportech, Inc., a wholly-owned subsidiary of Transtech, advanced the Company $123. The unpaid balance at March 31, 2002 was $27.

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

In January 2002, Bobby Ray Adkins, the Company's President and a Director, loaned the Company $75, interest free. The Company repaid the loan in February 2002.

As of March 31, 2002, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.





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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through March 31, 2002.

At March 31, 2002 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

NOTE 10:  SUBSEQUENT EVENT

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

Results of Operations

The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                         Three Months Ended         Six Months Ended
                              March 31,                 March 31,
                          2002         2001          2002       2001

Net Sales                 100.0%       100.0%        100.0%	100.0%
Cost of Sales              39.3         43.1          41.5 	 49.1
Departmental costs         97.6         78.0          98.7 	 48.4
Administrative costs       34.6         20.9          35.0 	 17.6
Equity in income of
 Unconsolidated subsidiary  5.9            -          13.7	    -
Interest expense           45.2         62.2          51.5 	 55.8
Other income (expense)     (2.6)        (7.7)          1.0 	  0.5
Interest and penalty
  - fuel tax                  -            -          60.6         -
Net loss                 (113.4)      (111.9)       (172.6)    (70.4)

Sales for the six month period ended March 31, 2002 decreased $436 as compared to the same period in 2001. While the sale of the Morgantown FBO in October 2000 produced a decrease in sales of $122, sales at the Harrisburg FBO decreased $308, which has not yet recovered from the effect of September
11. Services provided to commercial aviation decreased only about $48. The balance of the decrease occurred in fuel sales and services provided to general aviation. Landing fees, which the Company collects on behalf of the airport, were 39% less during the current six month period than those collected in the same period in the prior year. This indicates improvement during the three month period ended March 31, 2002, since the decrease was 55% during the first quarter of fiscal 2003. Sales in the second quarter of fiscal 2003 were $104 less than the previous year. $38 of the decrease occurred in aircraft charter sales because the aircraft used for charter was sold in January 2002. The remaining $66 decrease occurred at the Harrisburg FBO, with $22 of the decrease in sales and services to commercial aviation, and the $44 balance to general aviation.

Cost of sales as a percentage of sales decreased from 49.1% to 41.5% during the six months ended March 31, 2002 as compared to the same period in 2001, primarily resulting from the change in the sales mix. The Morgantown FBO that was sold in October 2000 had a cost of sales for that period of 64%. In 2002, into-plane fees to the airlines, which have no direct cost of sales, make up a larger percentage of the sales at the Harrisburg FBO than in the prior year because of the decline in fuel sales to general aviation. These changes produced a lower cost of sales percentage in both the first and second quarter.

Departmental costs, excluding the $300 EPA expense reimbursement in 2001, decreased $5. The sale of the Morgantown FBO produced a $31 decrease. Although most departmental costs, such as salaries and benefits, repairs and maintenance, and equipment rental were decreased in the current year, these reductions were offset by a large increase in general and liability insurance of $77. During the three months ended March 31, 2002, departmental costs exceeded those in the prior year by $19, and insurance costs increased by $30.

Administrative costs increased $98 during the six months ended March 31, 2002 as compared to the same period in 2001. Since these costs are primarily incurred at the Corporate level, the sale of Morgantown only produced a $9 decrease in these costs. The major increases were in auditing fees of $56 and legal fees of $52. During the three month period ended March 31, 2000, administrative costs increased $48. Reductions in management fees, travel expense and depreciation expense during the period were offset by increases in legal fees of $46 and auditing fees of $48.

Interest expense-affiliate decreased $326 in the current year due to the decrease in the prime rate to 4.75% during the year and the sale of the Citation aircraft in January 2002. Other interest expense increased $40 because of the financing of the Beech aircraft.

Liquidity and Capital Resources

During the six months ended March 31, 2002, the Company used $919 of cash in operations, received $711 from return on investments in unconsolidated subsidiary and received $95 from the sale of fixed assets after the payment of related debt. Another $441 was received when the EPA escrow relating to the sale of the Chicago FBO was returned. From this net total of $328, $28 was used to purchase equipment, and $143 was used to retire debt.

Working capital decreased $712 to ($2,598) from September 30, 2001 to March 31, 2002. Current assets decreased $997. Assets held for sale at September 30, 2001 totaling $740 were sold in March 2002. Restricted cash of $441 was released from escrow in March and raised the cash balance at March 31 to $426. Current liabilities decreased $285. Debt reduction of $738 and a decrease in accrued expenses of $136 were offset by the accrual of $610 in additional penalty and interest on the New York fuel taxes.

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

The Company anticipates cash flow during the remainder of the fiscal year from the return on it's investment in RTB/AS to provide approximately $500 of cash flow which will be available for use as working capital.

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

  None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. - OTHER INFORMATION

  None.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following in a list of exhibits filed as part of the form 10-QSB.

99.4 Certification of Bobby Ray Adkins pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.5	Certification of Paul R. Slack pursuant to 18 U.S.C. Section 1350,
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
Date:  August 7, 200

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



EXHIBIT 99.4

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

EXHIBIT 99.5

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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