Form 10QSB
period 2002-06-30
B FAST CORP
filed 2003-08-11
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

   TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from             to            .


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





b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I - Financial Information	Page Number


Item 1.  Financial Statements
Consolidated Balance Sheet
June 30, 2002 (unaudited)                                               2

Consolidated Statements of Operations
three months and nine months ended June 30, 2002
and 2001 (unaudited)                                                    4

Consolidated Statements of Cash Flows
nine months ended June 30, 2002 and 2001
(unaudited)                                                             5

Notes to Consolidated Financial Statements - June 30, 2002
(unaudited)                                                             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 13

        Forward-Looking Statements                                     13

        Critical Accounting Policies                                   13

        Results of Operation                                           14

        Liquidity and Capital Resources                                15

Item 3.         Controls and Procedures                                16


PART II - Other Information

Item 1.  Legal Proceedings                                             17

Item 2.  Changes in Securities and Use of Proceeds                     17

Item 3.  Defaults Upon Senior Securities                               17

Item 4.  Submission of Matters to a Vote of Security Holders           17

Item 5.  Other Information                                             17

Item 6.  Exhibits and Reports on Form 8-K                              18

        Signature                                                      19



PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2002

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
  Cash                                                                  $   310
  Customer receivables, less allowance for
  Doubtful accounts of $22                                                  309
  Inventories                                                                34
  Prepaid expenses and other current assets				    100

TOTAL CURRENT ASSETS                                                        753

PROPERTY AND EQUIPMENT
  Transportation equipment                                                1,576
  Machinery and equipment                                                   177
  Furniture and fixtures                                                     87
  Leasehold improvements                                                     35

                                                                          1,875

Less:  Accumulated depreciation
  and amortization                                                          453

PROPERTY AND EQUIPMENT, NET                                               1,422

OTHER ASSETS
  Equity in unconsolidated subsidiary					  7,071

TOTAL ASSETS                                                            $ 9,246



b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2002

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)



See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
  Current maturities of long term debt-affiliate			$    24
  Current maturities of long term debt-other				    134
  Accounts payable-trade                                                    278
  Accrued expenses
    Fuel taxes                                                              850
    Interest and penalties-fuel taxes					  1,427
    Other                                                                   437
TOTAL CURRENT LIABILITIES                                                 3,150

LONG-TERM DEBT, less current maturities
  Affiliate debt                                                         14,882
  Affiliate interest                                                      7,253
  Other                                                                   1,409
TOTAL LONG-TERM DEBT                                                     23,544

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS			  4,092
  Series A Cumulative Convertible Preferred Stock no par value - authorized 500,000 shares - issued and outstanding 144,185 shares
    (liquidation preference - $4,092)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series A cumulative
    convertible preferred stock                                              -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares
    outstanding 7,998,052 shares                                         10,705
  Additional paid-in capital                                              3,952
  Accumulated deficit                                                   (35,960)
                                                                        (21,303)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                                 237

TOTAL STOCKHOLDERS' DEFICIENCY						(21,540)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY				$ 9,246




b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


See Notes to Consolidated Financial Statements

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                        June 30,                  June 30,
                                   2002        2001           2002       2001

NET SALES                       $  919       $  716         $ 1,926    $ 2,159

COST AND EXPENSES

Cost of sales                      352          349             770      1,057

Departmental costs, net of
  EPA expense reimbursements
  Of $300 and and including
  Impairment loss of $122
  in 2001                          505          474           1,499      1,173

Administrative costs               189          212             541        466

Loss from operations              (127)        (319)           (884)      (537)

Interest expense - other           (94)         (39)           (154)       (59)

Interest expense - affiliate      (216)        (328)           (675)    (1,113)

Gain on sale of certain FBO
operations                         -             -                -         14

Equity in income of
  Unconsolidated subsidiary         50           -              188          -

Interest and
  penalty - fuel taxes               -           -             (610)         -

Other income (expense), net        (14)          9               (4)         2

NET LOSS                          (401)       (677)          (2,139)    (1,693)

Preferred dividends                (35)        (35)            (105)      (104)

Net loss applicable
  to common shareholders        $ (436)     $ (712)         $(2,244)   $(1,797)

Net loss per share
  applicable to common
  shareholders

Basic and Dilutive              $(0.05)     $(0.09)         $ (0.28)   $ (0.22)

Weighted average shares
  outstanding:

  Basic and Dilutive         7,998,052   7,998,052        7,998,052  7,998,052






b-FAST CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)


See Notes to Consolidated Financial Statements

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                           2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                              $(2,139)       $(1,693)

Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                               131            181
Equity in income of unconsolidated subsidiary              (188)            -
Provision for losses on accounts receivable                  -               4
(Gain) on the sale of FBO operations                         -             (14)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                 (138)            237
Decrease in inventory                                         1              19
(Increase) decrease in other current assets                 (39)             76
Increase (decrease) in accounts payable                      72            (348)
Increase (decrease) in other accrued expenses               252            (189)
Increase in accrued interest - affiliate                    657           1,069

Total adjustments                                           748           1,018

Net cash used in operating activities                    (1,391)           (675)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                         (30)           (160)
Change in restricted cash                                   441             (17)
Return on investments in unconsolidated
 subsidiary and repayments of advances
 to affiliated entities                                   1,131             895
Proceeds from the sale of FBO operations                      -             150
Proceeds from the sale of assets held                        95               -

Net cash provided by investing activities                 1,637             885

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long term debt - affiliate         75             116
Proceeds from issuance of long term debt-other                3               -
Principal payments of long term debt-affiliate             (109)           (187)
Principal payments of long-term debt-other                 (174)            (74)

Net cash used in financing activities                      (205)           (145)

Net increase in cash & cash equivalents                      41              65
Cash and cash equivalents at beginning of period            269             177

Cash and cash equivalents at end of period              $   310         $   242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
  Interest                                              $   166         $   107

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $105 and $104, respectively, in each of the nine month periods ended June 30, 2002 and 2001.

In January 2002, the Company sold an asset held for sale for $730 and paid off long term debt of $635 and received $95 in cash.



	b-FAST CORP. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	JUNE 30, 2002

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)


See Notes to Consolidated Financial Statements.

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2002, consolidated statements of earnings for the three and nine month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the nine month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2002 and for all periods presented have been made.

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS, L.L.C. ("RTB/AS") under the equity method. Prior to this date, this entity was consolidated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 annual report on Form 10-KSB. The results of operations for the three and nine month periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At June 30, 2002 the Company had a working capital deficiency of $2,397, stockholder's deficiency of $21,540, and incurred a net loss of $2,139 for the nine months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Pro Forma Consolidated Financial Information - Unaudited:

The accompanying consolidated statements of operations do not include any revenue or expense of RTB/AS after October 1, 2001. The pro forma results, assuming the transaction occurred October 1, 2000 are as follows:


                                        Nine-months ended June 30, 2002

(in thousands, except per share amounts)
Net Sales                                                 $   716

Net loss applicable to common stockholders                $   677

Basic and diluted net loss per share applicable
to common stockholders                                     $ (.22)

NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

As described in Note 4, effective October 1, 2001, the Company began accounting for RTB/AS under the equity method. RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:


        Balance Sheets                                               As of
         (in thousands)                                          June 30, 2002
	Assets
        Cash                                                         $279
        Investments                                                 2,664
        Note Receivable - Member                                    4,265
        Advance Receivable - Member                                   132
           Total assets                                           $ 7,340
	Liabilities and members' equity
        Payable to Member                                            $137
        Accounts Payable                                                4
        Member's Capital                                            7,199
           Total liabilities and members' equity                  $ 7,340

        Statement of Operations                             Nine-months ended
             (in thousands)                                   June 30, 2002

        Revenues                                                     $190

        Net income                                                   $190


NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate.
 Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004. Classified as current maturities are $24 of short term notes due Transtech, Inc., a subsidiary of Transtech.

Long Term Debt-Other
This category includes $138 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company also owes Avfuel $9 on a note which is paid monthly per an amortization schedule. A line of credit of $175 exists with a bank in Wisconsin to be used for EPA cleanup which is ongoing at a previously owned location within Wisconsin. There is no amount outstanding at June 30, 2002. However, when amounts are disbursed for cleanup, the bank is paid directly by the Wisconsin Super Fund and therefore the Company records a receivable for the same amount as the note payable. The Company has a $200 line of credit with its primary bank. The balance at June 30, 2002 is $25.
 Repayment terms are interest only, paid monthly at a rate of prime plus 0.5%, principal due on demand. The Company owes $1,371 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime plus 0.5%, until March 2016. Of the total $1,543, $134 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three and nine month periods ended June 30, 2002 and 2001, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,906. Relative to this debt, the Company had accrued interest of $7,253 at June 30, 2002. During the nine months ended June 30, 2002 the Company paid none of the interest and $12 of principal to Transtech.

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

The Company periodically used an aircraft owned by Valley Air Services, Inc. (Valley Air) for travel by its employees, primarily management. Valley Air billed the Company an hourly rate based on flight time. The President and Chief Executive Officer of Valley Air was Brant. After the death of Brant, his position was assumed by Maurice Lawruk. The Company was billed $0 and $18, respectively, for use of the aircraft during the first three quarters of fiscal 2002 and 2001. The aircraft has not been used since March 2001.

In January 2002, Bobby Ray Adkins, the Company's President and a Director, loaned the Company $75, interest free. The Company repaid the loan in February 2002.

As of June 30, 2002, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through June 30, 2002.

At June 30, 2002 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

Results of Operations

The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                               Three Months Ended          Nine Months Ended
                                     June 30,                    June 30,
                                 2002         2001          2002        2001

Net Sales                       100.0%       100.0%        100.0%    100.0%
Cost of Sales		         38.3         48.7          40.0      48.9
Departmental costs	         55.0         66.2          77.8      54.3
Administrative costs	         20.6         29.6          28.1      21.6
Equity in income of
 Unconsolidated subsidiary        5.4            -           9.8         -
Interest expense                 33.7         51.3          43.0      54.3
Other income (expense)	         (1.5)         1.3           0.2       0.7
Interest and penalty
  - fuel tax                        -            -          31.7         -
Net loss                        (43.7)       (94.5)       (111.0)    (78.4)

Sales for the nine months ended June 30, 2002 decreased $233 compared to the same period in 2001. The sale of the Morgantown FBO in October 2000 produced a decrease in sales of $122 and the sale of the Citation aircraft in January 2002 resulted in a decrease of $66 in aircraft charter sales. The balance of the decrease, $45, occurred at the Harrisburg FBO. That represents only a 2.3% decrease. Fuel sales to general aviation increased $10. Sales to commercial aviation increased $54, primarily in repair and maintenance of ground equipment. A significant decrease ($142), representing 25.5%, occurred in military fuel sales. The recovery from the effect of September 11 began during the three month period ended June 30, 2002. Fuel sales to general aviation were $189 higher at Harrisburg than during the same period in 2001. Sales and services to commercial aviation increased $100, but military fuel sales decreased $92. Aircraft charter sales decreased $59.

Cost of sales as a percentage of sales decreased from 48.9% to 40.0% during the nine months ended June 30, 2002 as compared to the same period in 2001, resulting from the change in the sales mix, and an improved gross margin on fuel sales of approximately 10%. Cost of sales during the three month period ended June 30, 2002 decreased from 48.7% to 38.3% from the prior year. The gross margin on fuel sales during the period was approximately 5% higher than the prior year and military fuel sales, which produce only about one-half the gross margin of general aviation fuel sales, decreased $92.

Departmental costs, excluding the $300 EPA expense reimbursement in 2001, increased $26. The sale of the Morgantown FBO produced a $31 decrease. Although most departmental costs, such as salaries and benefits, repairs and maintenance, and equipment rental were decreased in the current year, these reductions were offset by a large increase in general and liability insurance of $108. During the three months ended June 30, 2002, departmental costs exceeded those in the prior year by $31, and insurance costs increased by $31.

Administrative costs increased $75 during the nine months ended June 30, 2002 as compared to the same period in 2001. Since these costs are primarily incurred at the Corporate level, the sale of Morgantown only produced a $9 decrease in these costs. The major increases were in auditing fees of $83 and legal fees of $65. Travel expenses were reduced by $32. Also, included in fiscal 2001 expenses are $39 incurred by RTB/AS, which is not consolidated in fiscal 2002. During the three month period ended June 30, 2002, administrative costs decreased $23.

Interest expense-affiliate decreased $438 in the current year due to the decrease in the prime rate to 4.75% during the year and the sale of the Citation aircraft in January 2002. Other interest expense increased $95 because of the financing of the Beech aircraft.

Liquidity and Capital Resources

During the nine months ended June 30, 2002, the Company used $1,391 of cash in operations, received $1,131 from return on investment in unconsolidated subsidiary, and received $95 from the sale of fixed assets after the payment of related debt. Another $441 was received when the EPA escrow relating to the sale of the Chicago FBO was returned. From this net total of $276, $30 was used to purchase equipment, and $205 was used to retire debt.

Working capital decreased $511 to ($2,397) from September 30, 2001 to June 30, 2002. Current assets decreased $964. Assets held for sale at September 30, 2001 totaling $740 were sold in March 2002. Restricted cash of $445 was released from escrow in March. Accounts receivable increased $138 and cash increased by $41. Current liabilities decreased $453. Debt reduction of $777 and a decrease in accrued expenses of $357 were offset by the accrual of $610 in additional penalty and interest on the New York fuel taxes.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses in the prior fiscal year. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2002 the major source of cash is expected to be provided by return on investment in unconsolidated subsidiary.

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

99.6 Certification of Bobby Ray Adkins pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002


99.7 Certification of Paul R. Slack pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002


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



EXHIBIT 99.6

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly presents, in all in material respects, the financial condition and result of
operations of the Company.




/s/ Bobby Ray Adkins
Chief Executive Officer
Date: August 7, 2003

EXHIBIT 99.7

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly presents, in all in material respects, the financial condition and result of
operations of the Company.




/s/ Paul R. Slack
Chief Accounting Officer
Date: August 7, 2003