Form 10QSB
period 2002-12-31
B FAST CORP
filed 2003-08-18
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

		For the quarterly period ended December 31, 2002

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



b-FAST CORP. AND SUBSIDIARIES

INDEX



PART I -  Financial Information	Page Number

Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
December 31, 2002 (unaudited)                                           2

Consolidated Statements of Operations
three months ended December 31, 2002
and 2001 (unaudited)                                                    4

Consolidated Statements of Cash Flows
three months ended December 31, 2002 and 2001
(unaudited)                                                             5

Notes to Consolidated Financial Statements - December 31, 2002
(unaudited)                                                             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 12

        Forward-Looking Statements                                     12

        Critical Accounting Policies                                   12

        Results of Operation                                           13

        Liquidity and Capital Resources                                14

Item 3. Controls and Procedures                                        15

PART II - Other Information

Item 1.  Legal Proceedings                                             16

Item 2.  Changes in Securities and Use of Proceeds                     16

Item 3.  Defaults Upon Senior Securities                               16

Item 4.  Submission of Matters to a Vote of Security Holders           16

Item 5.  Other Information                                             16

Item 6.  Exhibits and Reports on Form 8-K                              17

        Signatures                                                     18



PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)



ASSETS


CURRENT ASSETS
        Cash                                                      $  141
	Customer receivables, less allowance for
                doubtful accounts of $24                             298
        Inventories                                                   39
        Prepaid expenses and other current assets                    120

TOTAL CURRENT ASSETS                                                 598

PROPERTY AND EQUIPMENT
        Transportation equipment                                   1,576
        Machinery and equipment                                      199
        Furniture and fixtures                                        87
        Leasehold improvements                                        38

                                                                   1,900

Less:  Accumulated depreciation
        and amortization                                             525

PROPERTY AND EQUIPMENT, NET                                        1,375

OTHER ASSETS
        Equity in unconsolidated subsidiary                        6,780

TOTAL ASSETS                                                      $8,753


See Notes to Consolidated Financial Statements.



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)




LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
        Current maturities of long term debt-affiliate            $    15
        Current maturities of long term debt-other                    103
        Accounts payable-trade                                        176
	Accrued expenses
                Fuel taxes                                            850
                Interest and penalties-fuel taxes                   1,427
                Other                                                 455
TOTAL CURRENT LIABILITIES                                           3,026

LONG-TERM DEBT, less current maturities
        Affiliate debt                                             14,882
        Affiliate interest                                          7,687
        Other                                                       1,351
TOTAL LONG-TERM DEBT                                               23,920

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS                    4,160
	Series A Cumulative Convertible Preferred Stock no par value - authorized 500,000 shares - issued and outstanding 144,185 shares
		(liquidation preference - $4,160)

STOCKHOLDERS' DEFICIENCY
	Preferred stock - authorized, 1,000,000 shares of
		no par value, 500,000 designated Series A cumulative
                convertible preferred stock                            -
	Common stock - authorized, 60,000,000 shares
	  of no par value; issued 8,070,052 shares;
          outstanding 7,998,052 shares                            10,705
        Additional paid-in capital                                 3,884
        Accumulated deficit                                      (36,705)
                                                                 (22,116)

		Less:  Common stock in treasury
                (72,000 shares at cost)                              237

TOTAL STOCKHOLDERS' DEFICIENCY                                   (22,353)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $ 8,753





See Notes to Consolidated Financial Statements

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
AMOUNTS)





                                                             THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                               2002        2001


NET SALES                                               $   959         $   498

COST AND EXPENSES

Cost of sales                                               387             218
Departmental costs                                          542             497
Administrative costs                                        137             176

Loss from operations                                       (107)           (393)

Equity in income of unconsolidated subsidiary                (4)            108
Interest expense - other                                    (29)            (34)
Interest expense - affiliate                               (207)           (255)
Interest and penalty - fuel taxes                             -            (610)
Other income, net                                             -              23


NET LOSS                                                   (347)         (1,161)

Preferred dividends                                         (35)            (35)

Net loss applicable to common stockholders              $  (382)        $(1,196)

Net loss per share applicable
	to common stockholders
        Basic and Dilutive                               $(0.05)        $ (0.16)

Weighted average shares outstanding:
        Basic and Dilutive                            7,998,052       7,998,052



See Notes to Consolidated Financial Statements

b-FAST CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)




                                                            THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                             2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES

        Net loss                                           $(347)     $(1,161)

	Adjustments to reconcile net loss to
		net cash used in operating activities:
Depreciation and amortization                                 36           98
Equity in income of unconsolidated subsidiary                  4         (108)
	Change in assets and liabilities:
        Decrease in accounts receivable                        9           30
        Increase (decrease) in inventory                     (11)           1
        Increase in other current assets                      (2)         (20)
        Increase in accounts payable                          23           18
        Increase (decrease) in other accrued expenses        (49)         523
        Increase in accrued interest - affiliate             207          241

        Total adjustments                                    217          783

        Net cash used in operating activities               (130)        (378)

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchases of property and equipment                  (22)         (16)
        Change in restricted cash                              -           (2)
        Return on investment in unconsolidated subsidiary    186          229

        Net cash provided by investing activities            164          211

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of long term debt-other         -            2
        Principal payments of long-term debt-affiliate        (4)         (26)
        Principal payments of long-term debt-other           (37)         (54)

        Net cash used in financing activities                (41)         (78)

        Net decrease in cash & cash equivalents               (7)        (245)
        Cash and cash equivalents at beginning of period     148          269

        Cash and cash equivalents at end of period       $   141      $    24

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Cash paid during the quarter for:
                Interest                                 $    29      $    59

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $35 in each of the three-month periods ended December 31, 2002 and 2001.



See Notes to Consolidated Financial Statements.

b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 2002, consolidated statements of earnings for the three month periods ended December 31, 2002 and 2001, and the consolidated statements of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 annual report on Form 10-KSB. The results of operations for the three-month periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2002 the Company had a working capital deficiency of $2,428, stockholder's deficiency of $22,353, and incurred a net loss of $347 for the three months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3:  SIGNIFICANT TRANSACTION

In March 1999 R. Ted Brant ("Brant"), the Company's Chairman and Chief Executive Officer, entered into an agreement to purchase a 30% ownership interest in an auto racing entity for $9,875 principally with funds received from a majority owned subsidiary. In June 1999, the Company formed RTB/AS, LLC for the purpose of making investments in the auto racing industry. The Company owns a 99% interest in RTB/AS and Brant owns a 1% interest with 100% voting rights. The entity is accounted for using the equity method. During fiscal 1999, RTB/AS advanced $9,708 to Brant. The advances were structured as a note of $4,265 bearing interest at 8% per annum, various interest-free advances totaling $1,168 and a purchase of an After Tax Economic Interest ("ATEI") in Brant's 30% ownership interest in the auto racing entity for $4,275. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity.


NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS under the equity method. RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

        Balance Sheet                                              As of
   	(in thousands)                           	    December 31, 2002

	Assets
        Cash                                                  $       422
        Investments                                                 2,171
        Note Receivable - Member                                    4,265
        Advance Receivable - Member                                   132
           Total assets                                           $ 6,990
	Liabilities and members' equity
        Payable to Member                                         $    77
        Accounts Payable                                                4
        Member's Capital                                            6,909
           Total liabilities and members' equity                  $ 6,990

        Statement of Operations                            Three-months ended
        (in thousands)                                      December 31, 2002

        Revenues                                                  $    -

                Net loss                                            $  (4)

NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004. Also included in current maturities are $15 of short-term notes due Transtech, Inc., a subsidiary of Transtech.

Long Term Debt-Other
This category includes $112 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company owes $1,342 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. Of the total $1,454, $103 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three month periods ended December 31, 2002 and 2001, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,882. Relative to this debt, the Company had accrued interest of $7,687 at December 31, 2002. During the three months ended December 31, 2002 the Company paid none of the interest or principal to Transtech.

In prior years, Transportech, Inc., a wholly-owned subsidiary of Transtech, advanced the Company $123. The unpaid balance at December 31, 2002 was $15.

As of December 31, 2002 the Company has a payable non-interest bearing to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through December 31, 2002.

At December 31, 2002 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.


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


NOTE 10 - SUBSEQUENT EVENTS

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

Results of Operations

The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                                                   Three Months Ended
                                                       December 31,
                                                     2002            2001

Net Sales                                          100.0%           100.0%
Cost of Sales                                       40.4             43.8
Departmental costs                                  56.5             99.8
Administrative costs                                14.3             35.3
Equity in income of unconsolidated subsidiary        0.0             21.7
Interest expense                                    24.6             58.0
Other income                                           -              4.6
Interest and penalty-fuel taxes                        -            122.5
Net loss                                           (35.8)          (233.1)

Sales for the three month period ended December 31, 2002 increased $461 as compared to the same period in 2001. A major portion of this increase is due to the recovery from the effect on the aviation industry caused by the September 11, 2001 attacks. The Company, as the only FBO operating at the Harrisburg International Airport, is responsible for collecting all landing fees on behalf of the airport. For the first three months of fiscal 2003, landing fees collected were 253% greater than in the same period in fiscal 2002. Sales and services to commercial airlines increased by $159. The FBO purchased additional equipment last year in order to deice larger aircraft, resulting in an increase of $42 in sales of that service. Fuel sales to general aviation increased $218. Aircraft charter income was the only category that produced any significant decrease ($38) and that was the result of the aircraft used for charter being sold in January 2002.

Cost of sales as a percentage of sales decreased from 43.8% to 40.4%, primarily resulting from the change in the sales mix. While the cost of sales on fuel sales alone decreased 7.7% as a percentage of sales. Into-plane fees, which are per gallon charges for pumping airline fuel into their aircraft, have no direct cost within the cost of sales category, and as these fees increase, the overall cost of sales percentage goes down. Into plane fees are up by $77 in fiscal 2003.

Departmental costs increased $45. Salaries and benefits increased $48, including $12 of incentive payments at the Harrisburg FBO. The number of employees at the FBO increased by about 50% over the year before after moving into the larger facility in May 2002. Staff was added as sales increased

Administrative costs decreased $39. Depreciation decreased $56, primarily resulting from the sale of the Citation aircraft in January 2002. Legal fees decreased $6. Directors fees increased $16 because the Company began paying fees again in May 2002. Credit card service charges increased by $7 as a result of increased sales.

Interest expense-affiliate decreased $48 in the current year. $15 of that amount is due to the sale of the Citation aircraft, and the balance due to a 0.5% drop in the prime rate in November 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2002 the Company used $130 of cash in operating activities and another $22 for the purchase of property and equipment. Financing activities used $41. Return on investment in unconsolidated subsidiary provided $186.

Working capital increased $32 to ($2,428) from September 30, 2002 to December 31, 2002. Current assets decreased only $3. Current liabilities decreased $35. Reductions in other accrued expenses of $49, were offset by an increase in accounts payable of $23. The debt owed Transtech and the related interest expense has not affected working capital because Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses in the prior fiscal year. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2003 the major source of cash is expected to be provided by return on investments.

The Company anticipates cash flow during the remainder of the fiscal year from the return on its investment in RTB/AS to provide approximately $500 of cash flow which will be available for use as working capital.

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

	None.

ITEM 5. - OTHER INFORMATION

	None.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following is a list of exhibits filed as part of the form 10-QSB.

99.8 Certification of Bobby Ray Adkins pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
99.9                    Certification of Paul R. Slack pursuant
to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K:  None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


b-FAST CORP.
(Registrant)



/s/ Paul R. Slack
            (Signature)
Paul R. Slack
Chief Accounting Officer
and Controller
Date: August 14, 2003


/s/ Bobby R. Adkins
            (Signature)
Bobby R. Adkins
President and Chief Executive Officer
Date: August 14, 2003




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


Date: August 14, 2003



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

	Date : August 14, 2003



/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer


































EXHIBIT 99.8

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements
                of section 13(a) or 15(d) of the Securities Exchange
                 Act of 1934; and

		(2)	the information contained in the Report fairly
                presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date: August 14, 2003

EXHIBIT 99.9

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2002, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements
                of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
                presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date: August 14, 2003











9
PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

16
PART II - OTHER INFORMATION

b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)