Form 10QSB
period 2003-03-31
B FAST CORP
filed 2003-08-18
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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




b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I -  Financial Information                                   Page Number


Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
March 31, 2003 (unaudited)                                               2

Consolidated Statements of Operations
three months and six months ended March 31, 2003
and 2002 (unaudited)                                                     4

Consolidated Statements of Cash Flows
six months ended March 31, 2003 and 2002
(unaudited)                                                              5

Notes to Consolidated Financial Statements - March 31, 2003
(unaudited)                                                              7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  13

        Forward-Looking Statements                                      13

        Critical Accounting Policies                                    13

        Results of Operations                                           14

        Liquidity and Capital Resources                                 16

Item 3. Controls and Procedures                                         16

PART II - Other Information

Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities and Use of Proceeds                      17

Item 3.  Defaults Upon Senior Securities                                17

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 5.  Other Information                                              17

Item 6.  Exhibits and Reports on Form 8-K                               18

         Signatures                                                     19


ITEM 1. FINANCIAL INFORMATION

PART 1. CONSOLIDATED FINANCIAL STATEMENTS

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2003

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
  Cash                                                             $  102
  Customer receivables, less allowance for
    doubtful accounts of $26                                          338
  Inventories                                                          22
  Prepaid expenses and other current assets                           131

TOTAL CURRENT ASSETS                                                  593

PROPERTY AND EQUIPMENT
  Transportation equipment                                          1,576
  Machinery and equipment                                             201
  Furniture and fixtures                                               87
  Leasehold improvements                                               38

                                                                    1,902

Less:  Accumulated depreciation
  and amortization                                                    561

PROPERTY AND EQUIPMENT, NET                                         1,341

OTHER ASSETS
  Equity in unconsolidated subsidiary                               6,662

TOTAL ASSETS                                                       $8,596



See Notes to Consolidated Financial Statements.


b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2003

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)



CURRENT LIABILITIES
  Current maturities of long term debt-affiliate		$    10
  Current maturities of long term debt-other                        103
  Accounts payable-trade                                            195
  Accrued expenses
    Fuel taxes                                                      850
    Interest and penalties-fuel taxes                             1,427
    Other                                                           465
TOTAL CURRENT LIABILITIES                                         3,050

LONG-TERM DEBT, less current maturities
  Affiliate debt                                                 14,882
  Affiliate interest                                              7,882
  Other                                                           1,329
TOTAL LONG-TERM DEBT                                             24,093

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - authorized 500,000 shares - issued
    and outstanding 144,185 shares                                4,194
    (liquidation preference - $4,194)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series A cumulative
    convertible preferred stock                                       -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares;
    outstanding 7,998,052 shares                                 10,705
  Additional paid-in capital                                      3,850
  Accumulated deficit                                           (37,059)
                                                                (22,504)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                         237

TOTAL STOCKHOLDERS' DEFICIENCY                                  (22,741)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $ 8,596

See Notes to Consolidated Financial Statements

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                            March 31,              March 31,
                                       2003          2002     2003        2002

NET SALES                             $ 940        $  509   $ 1,899     $ 1,007

COST AND EXPENSES

Cost of sales                           415           200       802         418
Departmental costs                      546           497     1,088         994
Administrative costs                    146           176       283         352

Loss from operations                   (167)         (364)     (274)       (757)

Equity in income of
  Unconsolidated subsidiary              32            30        28         138

Interest expense - other                (28)          (26)      (57)        (60)

Interest expense - affiliate           (196)         (204)     (403)       (459)

Interest and
  penalty - fuel taxes                   -             -         -         (610)

Other income (expense), net               5           (13)        5          10

NET LOSS                               (354)         (577)     (701)     (1,738)

Preferred dividends                     (34)          (35)      (69)        (70)

Net loss applicable
  to common shareholders              $(388)       $ (612)   $ (770)    $(1,808)

Net loss per share
  applicable to common
  shareholders

Basic and Dilutive                   $(0.05)       $(0.08)  $ (0.10)    $ (0.23)

Weighted average shares
  outstanding:

Basic and Dilutive                7,998,052     7,998,052 7,998,052   7,998,052










See Notes to Consolidated Financial Statements

b-FAST CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)



                                                    SIX MONTHS ENDED
                                                        MARCH 31,
                                                    2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $  (701)    $(1,738)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                       72          90
  Equity in income of unconsolidated subsidiary      (28)       (138)
  Change in assets and liabilities:
  Increase in accounts receivable                    (31)         (7)
  (Increase) decrease in inventory                     6          (4)
  Increase in other current assets                   (13)        (16)
  Increase (decrease) in accounts payable             42         (20)
  Increase (decrease) in other accrued expenses      (39)        473
  Increase in accrued interest - affiliate           402         441

  Total adjustments                                  411         819

  Net cash used in operating activities             (290)       (919)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                (24)        (28)
  Change in restricted cash                            -         441
  Return of investment in
    unconsolidated subsidiary                        336         711
  Proceeds from the sale of assets held for sale       -          95

  Net cash provided by investing activities          312       1,219

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of long term debt - affiliate   -          75
Proceeds from issuance of long term debt-other         -           2
Principal payments of long-term debt-affiliate        (9)       (106)
Principal payments of long-term debt-other           (59)       (114)

Net cash used in financing activities                (68)       (143)

Net increase (decrease) in cash & cash equivalents   (46)        157
Cash and cash equivalents at beginning of period     148         269

Cash and cash equivalents at end of period       $   102      $  426

                                                    SIX MONTHS ENDED
                                                        MARCH 31,
                                                    2003         2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
  Interest                                          $ 57        $ 72

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $69 and $70, respectively, in each of the six-month periods ended March 31, 2003 and 2002.

See Notes to Consolidated Financial Statements

b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)



NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2003, consolidated statements of earnings for the three and six month periods ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the six month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 annual report on Form 10-KSB. The results of operations for the three and six month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2003 the Company had a working capital deficiency of $2,457, stockholder's deficiency of $22,741, and incurred a net loss of $701 for the six months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS under the equity method. RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

        Balance Sheets                                           As of
   	(in thousands)                           	    March 31, 2003

	Assets
        Cash                                               $       259
        Investments                                              1,514
        Note Receivable - Member                                 4,265
        Interest Receivable - Member                                45
     Advance Receivable - Member                                   132
           Total assets                                        $ 6,215
	Liabilities and members- equity
        Payable to Member                                      $    77
        Accounts Payable                                             4
        Member's Capital                                         6,134
           Total liabilities and members' equity               $ 6,215

	Statement of Operations                       Six-months ended
	(in thousands)                                 March 31, 2003

        Revenues                                                 $  45

                Net income                                       $  28


NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004. Classified as current maturities are $10 of short-term notes due Transtech, Inc., a subsidiary of Transtech.


Long Term Debt-Other
This category includes $104 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. A line of credit of $175 exists with a bank in Wisconsin to be used for EPA cleanup which is ongoing at a previously owned location within Wisconsin. There is no amount outstanding at March 31, 2003. However, when amounts are disbursed for cleanup, the bank is paid directly by the Wisconsin Super Fund and therefore the Company records a receivable for the same amount as the note payable. The Company owes $1,328 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. Of the total $1,432, $103 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three and six month periods ended March 31, 2003 and 2002, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,882. Relative to this debt, the Company had accrued interest of $7,882 at March 31, 2003.
 During the six months ended March 31, 2003 the Company paid none of the interest or principal to Transtech.

In prior years, Transportech, Inc., a wholly-owned subsidiary of Transtech, advanced the Company $123. The unpaid balance at March 31, 2003 was $10.

As of March 31, 2003, the Company has a non-interest bearing payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through March 31, 2003.

At March 31, 2003 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

NOTE 9:  RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of Operations

The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                         Three Months Ended          Six Months Ended
                              March 31,                  March 31,
                          2003         2002           2003       2002

Net Sales                 100.0%       100.0%        100.0%	 100.0%
Cost of Sales              44.2         39.3          42.2 	  41.5
Departmental costs         58.1         97.6          57.3 	  98.7
Administrative costs       15.5         34.6          14.9 	  35.0
Equity in income of
 Unconsolidated subsidiary  3.4          5.9           1.5 	  13.7
Interest expense           23.8         45.2          24.2 	  51.5
Other income (expense)      0.5         (2.6)          0.2         1.0
Interest and penalty
  - fuel tax                  -            -             - 	  60.6
Net loss                  (40.7)      (113.4)        (36.9) 	(172.6)


Sales for the six month period ended March 31, 2003 increased $892 (89%) compared to the same period in 2002. A major portion of this increase is due to the recovery from the effect on the aviation industry caused by the September 11, 2001 attacks. The Company, as the only FBO operating at the Harrisburg International Airport is responsible for collecting all landing fees on behalf of the airport. For the first six months of fiscal 2003, landing fees collected were 236% greater than in the same period in fiscal 2002. Sales and services to commercial airlines increased by $279. The FBO purchased additional equipment last year in order to deice larger aircraft, resulting in an increase of $85 in sales of that service. Fuel sales to general aviation increased $409. The FBO moved to a larger facility, including hanger space, on the airport in May 2002. This move produced an increase of $65 in monthly and transient hanger rentals in the current period. Sales for the three month period ended March 31, 2003 increased $431 (85%) over the same period in fiscal 2002. Landing fees collected in the current period were 222% greater than in 2002. Sales and services to commercial airlines increased by $120 and fuel sales to general aviation increased by $192. Sales of deicing service increased by $43. Rental of hanger space increased by $36.

Cost of sales as a percentage of sales increased from 41.5% to 42.2% during the six months ended March 31, 2003 as compared to the same period in 2002, primarily resulting from the change in the sales mix. For example, during the current six month period fuel sales were 49% of total sales, but during the prior six month period they were only 43% of sales. For the three month period ended March 31, 2003 cost of sales as a percentage of sales increased from 39.3% in 2002 to 44.2%. During the three months ended March 31, 2003 fuel sales were 47% of total sales. In 2002 that percentage was 40%.

Departmental costs increased $94 for the six month period ended March 31, 2003. Salaries and benefits increased $108 including $37 of incentive payments at the Harrisburg FBO. The number of employees at the FBO increased by about 50% over the year before after moving into the larger facility in May 2002. The larger facility produced increased costs in rent, maintenance, property taxes, and utilities totaling $77. The largest decrease in departmental costs was $60 in maintenance of aircraft, resulting from the sale in January 2001 of the Citation used for charter. The next largest decrease was $24 in the rental of equipment category. This was the result of leases of equipment not being used at the FBO expiring in fiscal 2002.
During the three months ended March 31, 2003 departmental costs increased $49 over the same period in 2002. The changes in costs follow those for the six month periods. Salaries and benefits increased $60; rent, maintenance, property taxes, and utilities combined increased $46; aircraft maintenance decreased $44; and equipment rental costs decreased by $12.

Administrative costs decreased $69 during the six month period ending March 31, 2003 as compared to the same period in 2002. The largest reductions were in legal fees of $34, auditing fees of $24, and depreciation of $22. These reductions were offset by an increase of $12 (177%) in credit card service charges relating to the increased sales. During the three month period ended March 31, 2003 administrative costs decreased $30 from the same period in 2002, with legal fees reduced by $28.

Interest expense-affiliate decreased by $56 during the six month period ended March 31, 2003. Of that total, $19 resulted from the sale of the Citation aircraft in January 2002, and the balance resulted from a 0.5% drop in the prime rate in November 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2002, the Company used $290 of cash in operations and received $336 from return on investments in unconsolidated subsidiary. Additionally, $24 was used to purchase equipment, and $68 was used to retire debt.

Working capital increased $3 to ($2,457) from September 30, 2002 to March 31, 2003. Current assets decreased $8. Current liabilities decreased $11.

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

The Company anticipates cash flow during the remainder of the fiscal year from the return on its investment in RTB/AS to provide approximately $300 of cash flow which will be available for use as working capital.


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

  None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. - OTHER INFORMATION

  None.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following is a list of exhibits filed as part of the form 10-QSB.

99.10 	Certification of Bobby Ray Adkins pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
	99.11		Certification of Paul R. Slack pursuant to
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


































EXHIBIT 99.10

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

EXHIBIT 99.11

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