Form 10QSB
period 2003-06-30
B FAST CORP
filed 2003-08-18
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

   TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from             to            ______


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


  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No _

  State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2003: Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one): Yes     No X





b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I - Financial Information                                    Page Number


Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
June 30, 2003 (unaudited)                                             2

Consolidated Statements of Operations
three months and nine months ended June 30, 2003
and 2002 (unaudited)                                                  4

Consolidated Statements of Cash Flows
nine months ended June 30, 2003 and 2002
(unaudited)                                                           5

Notes to Consolidated Financial Statements - June 30, 2003
(unaudited)                                                           7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               11

        Forward-Looking Statements                                   11

        Critical Accounting Policies                                 11

        Results of Operation                                         12

        Liquidity and Capital Resources                              13

Item 3.         Controls and Procedures                              14


PART II - Other Information

Item 1.  Legal Proceedings                                           15

Item 2.  Changes in Securities and Use of Proceeds                   15

Item 3.  Defaults Upon Senior Securities                             15

Item 4.  Submission of Matters to a Vote of Security Holders         15

Item 5.  Other Information                                           15

Item 6.  Exhibits and Reports on Form 8-K                            15

         Signature                                                   16


PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

ASSETS


CURRENT ASSETS
  Cash                                                                $    55
  Customer receivables, less allowance for
  doubtful accounts of $31                                                299
  Inventories                                                              18
  Prepaid expenses and other current assets                               129

TOTAL CURRENT ASSETS                                                      501

PROPERTY AND EQUIPMENT
  Transportation equipment                                              1,576
  Machinery and equipment                                                 202
  Furniture and fixtures                                                   87
  Leasehold improvements                                                   38

                                                                        1,903

Less:  Accumulated depreciation
  and amortization                                                        597

PROPERTY AND EQUIPMENT, NET                                             1,306

OTHER ASSETS
  Equity in unconsolidated subsidiary                                   7,608

TOTAL ASSETS                                                          $ 9,415
























See Notes to Consolidated Financial Statements.


b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
  Current maturities of long term debt-affiliate			$     6
  Current maturities of long term debt-other				    103
  Accounts payable-trade                                                    183
  Accrued expenses
    Fuel taxes                                                              850
    Interest and penalties-fuel taxes					  1,427
    Other										    457
TOTAL CURRENT LIABILITIES                                                 3,026

LONG-TERM DEBT, less current maturities
  Affiliate debt									 14,882
  Affiliate interest                                                      8,079
  Other                                                                   1,304
TOTAL LONG-TERM DEBT                                                     24,265

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - authorized 500,000 shares - issued
    and outstanding 144,185 shares                                        4,229
    (liquidation preference - $4,229)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series A cumulative
    convertible preferred stock						      -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares
    outstanding 7,998,052 shares                                         10,705
  Additional paid-in capital                                              3,815
  Accumulated deficit                                                   (36,388)
	(21,868)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                                 237

TOTAL STOCKHOLDERS' DEFICIENCY						(22,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY				$ 9,415












See Notes to Consolidated Financial Statements

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


	                          THREE MONTHS ENDED	      NINE MONTHS ENDED
	                               June 30,      	           June 30,
                              2003            2002              2003       2002

NET SALES                   $  880          $  919            $ 2,779   $ 1,926

COST AND EXPENSES

Cost of sales                  362             352              1,164       770

Departmental costs             516             505              1,604     1,499

Administrative costs           136             189                419       541

Loss from operations          (134)           (127)              (408)     (884)

Interest expense - other       (29)            (94)               (86)     (154)

Interest expense - affiliate  (196)           (216)              (599)     (675)

Equity in income of
  Unconsolidated subsidiary    996              50              1,023       188

Interest and
  penalty - fuel taxes           -               -                  -      (610)

Other income (expense), net     35             (14)                40        (4)

NET INCOME (LOSS)              672            (401)               (30)   (2,139)

Preferred dividends            (35)            (35)              (104)     (105)

Net income (loss) applicable
  to common shareholders    $  637          $ (436)           $  (134)  $(2,244)

Net income (loss) per share
  applicable to common
  shareholders

Basic                       $ 0.08          $(0.05)           $ (0.02)  $ (0.28)

Diluted                     $ 0.07          $(0.05)           $ (0.02)  $ (0.28)


Weighted average shares
  outstanding:

  Basic                  7,998,052        7,998,052          7,998,052 7,998,052

  Dilutive               8,574,792        8,574,792          8,574,792 8,574,792








See Notes to Consolidated Financial Statements


b-FAST CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)




                                                           NINE MONTHS ENDED
                                                                 JUNE 30,
                                                         2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            $   (30)        $(2,139)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                           108             131
  Equity in income of unconsolidated subsidiary        (1,023)           (188)
  Change in assets and liabilities:
  (Increase) decrease in accounts receivable                8            (138)
  Decrease in inventory                                    10               1
  Increase in prepaid expense and other
    current assets                                        (11)          (39)
  Increase in accounts payable                             30              72
  Increase (decrease) in other accrued expenses           (47)            252
  Increase in accrued interest - affiliate                599             657

  Total adjustments                                      (326)            748

  Net cash used in operating activities                  (356)         (1,391)
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                     (25)            (30)
  Change in restricted cash                                 -             441
  Return of investment in unconsolidated
  subsidiary and repayments of advances
  to affiliated entities                                  385           1,131
  Proceeds from the sale of assets held for sale            -              95

  Net cash provided by investing activities               360           1,637

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of long term debt - affiliate      -              75
  Proceeds from issuance of long term debt-other            -               3
  Principal payments of long term debt-affiliate          (13)           (109)
  Principal payments of long-term debt-other              (84)           (174)

  Net cash used in financing activities                   (97)           (205)

  Net increase (decrease) in cash & cash equivalents      (93)             41
  Cash and cash equivalents at beginning of period        148             269

  Cash and cash equivalents at end of period          $    55         $   310











SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                          $    85          $  166

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $104 in each of the nine month periods ended June 30, 2003 and 2002.

















































See Notes to Consolidated Financial Statements.

b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2003, consolidated statements of earnings for the three and nine month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the nine month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2003 and for all periods presented have been made.

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS, L.L.C. ("RTB/AS") under the equity method. Prior to this date, this entity was consolidated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2002 annual report on Form 10-KSB. The results of operations for the three and nine month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At June 30, 2003 the Company had a working capital deficiency of $2,525, stockholder's deficiency of $22,105, and incurred a net loss of $30 for the nine months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective October 1, 2001, the Company began accounting for RTB/AS under the equity method. RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

        Balance Sheets                                                As of
     (in thousands)                                              June 30, 2003
	Assets
        Cash                                                        $2,808
        Note Receivable - Member                                     3,974
        Advance Receivable - Member                                    132
           Total assets                                            $ 6,914
	Liabilities and members' equity
        Accounts Payable                                                 4
        Member's Capital                                             6,910
           Total liabilities and members' equity                   $ 6,914

        Statement of Operations                              Nine-months ended
        (in thousands)                                        June 30, 2003

        Revenues                                                    $1,199

        Net income                                                  $1,034

After Brant's death on June 28, 2000 his 30% ownership in the auto racing entity became part of his estate. By December 2002, the estate was settled and the ownership was transferred to his widow, Mrs. Brant. In April 2003, Mrs. Brant sold 24% of her ownership in the auto racing entity plus an option on an additional 15%. Relating to this sale, RTB/AS received $2,747 on May 1, 2003, with $1,008 of that total being a principal payment on the $4,265 note receivable from Mrs. Brant.

NOTE 5:  FINANCING ARRANGEMENTS

Long Term Debt-Affiliate
Included in this category are $7,972 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as long term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004, and the company anticipates a further extension of the repayment terms through at least January 2005. Classified as current maturities are $6 of short term notes due Transportech, Inc., a subsidiary of Transtech.

Long Term Debt-Other
This category includes $94 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. A line of credit of $175 exists with a bank in Wisconsin to be used for EPA cleanup which is ongoing at a previously owned location within Wisconsin. There is no amount outstanding at June 30, 2003. However, when amounts are disbursed for cleanup, the bank is paid directly by the Wisconsin Super Fund and therefore the Company records a receivable for the same amount as the note payable. The Company owes $1,313 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. Of the total $1,407, $103 is classified as short term.

NOTE 6:  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share includes no dilution and is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Dilutive net income (loss) per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the nine month periods ended June 30, 2003 and 2002 and the three months ended June 30, 2002, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,888. Relative to this debt, the Company had accrued interest of $8,079 at June 30, 2003. During the nine months ended June 30, 2003 the Company paid none of the interest and $13 of principal to Transtech.

In prior years, Transportech, Inc. a wholly owned subsidiary of Transtech, advanced the Company $123. The unpaid balance at June 30, 2003 was $6.

As of June 30, 2003, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through June 30, 2003.

At June 30, 2003 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

NOTE 9:  RECENT ACCOUNTING PRONOUNCEMENT

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Since the Company has already classified its Series A Cumulative Convertible Preferred Stock outside its stockholders' deficiency section, the Company does not believe that the adoption of SFAS 150 will have a material impact upon the Company's financial statements.

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

                                      Three Months Ended       Nine Months Ended
                                           June 30,                  June 30,
			              2003         2002          2003       2002

Net Sales                             100.0%       100.0%        100.0%   100.0%
Cost of Sales                          41.1         38.3          41.9     40.0
Departmental costs                     58.6         55.0          57.7     77.8
Administrative costs                   15.5         20.6          15.1     28.1
Equity in income of
 Unconsolidated subsidiary            113.2          5.4          36.8      9.8
Interest expense                       25.6         33.7          24.6     43.0
Other income (expense)                  4.0         (1.5)          1.4      0.2
Interest and penalty
  - fuel tax                              -            -             -     31.7
Net income (loss)                      76.4        (43.7)         (1.1)  (111.0)

Sales for the nine month period ended June 30, 2003 increased $853 (45%), but during the three month period then ended, sales decreased $39 (2%).
For the first six months of fiscal year 2003, sales increased $892 over the previous year, primarily due to the recovery from the effect of September 11, 2001 attacks. Beginning in April 2003, sales have been less each month as compared to the previous year. For the nine month period fuel sales to general aviation increased $403, but decreased $6 during the last three month period. Sales and services to commercial airlines increased by $292 during the nine month period, but only $7 during the last three months. Military fuel sales increased $15 during the nine month period, but decreased $10 during the last three months. Until March 2003 the Company rented additional hanger space from the airport which was used to hanger additional aircraft. Without the additional space, hanger rental sales decreased $11 in the last three months.

Cost of sales as a percentage of sales increased from 40.0% to 41.9% during the nine months ended June 30, 2003 as compared to the same period in 2002, primarily resulting from the sales mix. For example, during the current nine month period fuel sales were 51% of total sales, but during the prior nine month period fuel sales were 45% of total sales. For the three months ended June 30, 2003 the cost of sales percentage increased from 40.0% to 41.9%. During the three month period fuel sales as a percentage of total sales increased from 60.5% in 2002 to 64.4% in 2003.

Departmental costs increased $105 for the nine months ended June 30, 2003 as compared to 2002. Salaries and benefits increased $118, including $58 of incentive bonus. The Harrisburg FBO relocated to a larger facility on the airport in May 2002, which produced increases in rent expense, utilities, maintenance, and property taxes totaling $103. The largest decrease was $73 in maintenance of aircraft, resulting from the sale of the Citation used for charter. The next largest decrease was $35 in rental of equipment. This resulted from leases of equipment not being used at the FBO expiring in fiscal 2002. During the three month period ended June 30, 2003 departmental costs increased $11 as compared to 2002, with payroll and benefits increasing $10.

Administrative expenses decreased $122 during the nine month period ending June 30, 2003 as compared to the same period in 2002. The largest reductions were in legal fees of $50, auditing fees of $55 and depreciation of $22. The largest increase was $13 in credit card service charges. During the three month period administrative expenses decreased $53 with legal fees down $16 and auditing fees down $32.

Equity in income of unconsolidated subsidiary increased $835 during the nine months ended June 30, 2003 due to a partial sale by Brant of the investment in a racing enterprise in May 2003. This action also produced a $946 increase during the three month period ended June 30, 2003.

Interest expense decreased $144 during the nine month period ended June 30, 2003. Affiliate interest expense decreased $57 as a result of a 0.75% decrease in the prime rate during fiscal 2003, and $19 on the Cessna note because it was sold in January 2002. In June 2002 the Company paid $63 interest to the US Treasury for late payment of income taxes for the year ended September 30, 2001.

Interest expense-affiliate decreased $438 in the current year due to the decrease in the prime rate to 4.75% during the year and the sale of the Citation aircraft in January 2002. Other interest expense increased $95 because of the financing of the Beech aircraft.

Liquidity and Capital Resources

During the nine months ended June 30, 2003, the Company used $356 of cash in operations and received $385 from return on investment in unconsolidated subsidiary. Also, $25 was used to purchase equipment, and $97 was used to retire debt.

Working capital decreased $65 to ($2,525) from September 30, 2002 to June 30, 2003. Current assets decreased $100, with cash decreasing by $93. Current liabilities decreased $35. Debt reduction of $18 and a decrease in accrued expenses of $47 were offset by an increase in accounts payable of $30.

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

The Company anticipates cash flow during the remainder of the fiscal year from the return on its investment in RTB/AS to provide approximately $200 of cash flow which will be available for use as working capital.

ITEM 3. CONTROLS AND PROCEDURES

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

	None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5. - OTHER INFORMATION

	None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following in a list of exhibits filed as part of the form 10-QSB.

99.12 	Certification of Bobby Ray Adkins pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

99.13		Certification of Paul R. Slack pursuant to 18 U.S.C. Section
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

EXHIBIT 99.12

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

EXHIBIT 99.13

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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