Form 10QSB/A
period 2003-06-30
B FAST CORP
filed 2003-12-22
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

?  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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





b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I - Financial Information	Page Number


Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
June 30, 2003 (unaudited)                                           2

Consolidated Statements of Operations
three months and nine months ended June 30, 2003
and 2002 (unaudited)                                                4

Consolidated Statements of Cash Flows
nine months ended June 30, 2003 and 2002
(unaudited)                                                         5

Notes to Consolidated Financial Statements - June 30, 2003
(unaudited)                                                         7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             11

        Forward-Looking Statements                                 11

        Critical Accounting Policies                               11

        Results of Operation                                       12

        Liquidity and Capital Resources                            13

Item 3.         Controls and Procedures                            14


PART II - Other Information

Item 1.  Legal Proceedings                                         15

Item 2.  Changes in Securities and Use of Proceeds                 15

Item 3.  Defaults Upon Senior Securities                           15

Item 4.  Submission of Matters to a Vote of Security Holders       15

Item 5.  Other Information                                         15

Item 6.  Exhibits and Reports on Form 8-K                          15

         Signature                                                 16

ASSETS


CURRENT ASSETS
  Cash                                                        $    55
  Customer receivables, less allowance for
  doubtful accounts of $31                                        299
  Inventories                                                      18
  Prepaid expenses and other current assets                       129

TOTAL CURRENT ASSETS                                              501

PROPERTY AND EQUIPMENT
  Transportation equipment                                      1,576
  Machinery and equipment                                         202
  Furniture and fixtures                                           87
  Leasehold improvements                                           38

                                                                1,903

Less:  Accumulated depreciation
  and amortization                                                597

PROPERTY AND EQUIPMENT, NET                                     1,306

OTHER ASSETS
  Equity in unconsolidated subsidiary                           6,780

TOTAL ASSETS                                                  $ 8,587




















See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
  Current maturities of long term debt-affiliate              $     6
  Current maturities of long term debt-other                      103
  Accounts payable-trade                                          183
  Accrued expenses
    Fuel taxes                                                    850
    Interest and penalties-fuel taxes                           1,427
    Other                                                         457
TOTAL CURRENT LIABILITIES                                       3,026

LONG-TERM DEBT, less current maturities
  Affiliate debt                                               14,882
  Affiliate interest                                            8,079
  Other                                                         1,304
TOTAL LONG-TERM DEBT                                           24,265

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - authorized 500,000 shares - issued
    and outstanding 144,185 shares                              4,229
    (liquidation preference - $4,229)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series A cumulative
    convertible preferred stock                                     -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares
    outstanding 7,998,052 shares                               10,705
  Additional paid-in capital                                    3,815
  Accumulated deficit                                         (37,216)
                                                              (22,696)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                       237

TOTAL STOCKHOLDERS' DEFICIENCY                                (22,933)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $ 8,587












See Notes to Consolidated Financial Statements

	                          THREE MONTHS ENDED	      NINE MONTHS ENDED
	                               June 30,      	           June 30,
                               2003            2002           2003        2002

NET SALES                    $  880          $  919         $ 2,779    $ 1,926

COST AND EXPENSES

Cost of sales                   362             352           1,164        770

Departmental costs              516             505           1,604      1,499

Administrative costs            136             189             419        541

Loss from operations           (134)           (127)           (408)      (884)

Interest expense - other        (29)            (94)           (86)      (154)

Interest expense - affiliate   (196)           (216)           (599)      (675)

Equity in income of
  Unconsolidated subsidiary     168              50             195        188

Interest and
  penalty - fuel taxes            -               -               -       (610)

Other income (expense), net      35             (14)             40        (4)

NET LOSS                       (156)           (401)           (858)    (2,139)

Preferred dividends             (35)            (35)           (104)      (105)

Net loss applicable
  to common shareholders     $ (191)         $ (436)        $  (962)   $(2,244)

Net loss per share
  applicable to common
  shareholders

Basic and Diluted            $(0.02)         $(0.05)        $ (0.12)   $ (0.28)


weighted average shares
outstanding:

  Basic and Dilutive      7,998,052       7,998,052       7,998,052  7,998,052












See Notes to Consolidated Financial Statements

                                                        NINE MONTHS ENDED
                                                              JUNE 30,
                                                        2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             $  (858)        $(2,139)

Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                           108             131
 Equity in income of unconsolidated subsidiary          (195)           (188)
 Change in assets and liabilities:
 (Increase) decrease in accounts receivable                8            (138)
 Decrease in inventory                                    10               1
 Increase in prepaid expense and other
  current assets                                         (11)            (39)
 Increase in accounts payable                             30              72
 Increase (decrease) in other accrued expenses           (47)            252
 Increase in accrued interest - affiliate                599             657

 Total adjustments                                       502             748

 Net cash used in operating activities                  (356)         (1,391)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                     (25)            (30)
 Change in restricted cash                                 -             441
 Return of investment in unconsolidated
 subsidiary and repayments of advances
 to affiliated entities                                  385           1,131
 Proceeds from the sale of assets held for sale            -              95

 Net cash provided by investing activities               360           1,637

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of long term debt - affiliate      -              75
 Proceeds from issuance of long term debt-other            -               3
 Principal payments of long term debt-affiliate          (13)           (109)
 Principal payments of long-term debt-other              (84)           (174)

 Net cash used in financing activities                   (97)           (205)

 Net increase (decrease) in cash & cash equivalents      (93)             41
 Cash and cash equivalents at beginning of period        148             269

 Cash and cash equivalents at end of period          $    55         $   310











SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                         $    85          $  166

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

At June 30, 2003 the Company had a working capital deficiency of $2,525, stockholder's deficiency of $22,933, and incurred a net loss of $858 for the nine months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective October 1, 2001, the Company began accounting for RTB/AS under the equity method. RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

	Balance Sheets                                    As of
     (in thousands)                               June 30, 2003
	Assets
        Cash                                             $2,808
	Note Receivable - Member			  3,974
	Advance Receivable - Member			    132
           Total assets                                 $ 6,914
	Liabilities and members' equity
        Accounts Payable                                      4
        Member's Capital                                  6,910
           Total liabilities and members' equity        $ 6,914

	Statement of Operations                     Nine-months ended
	(in thousands)                                June 30, 2003

        Revenues                                           $362

        Net income                                         $197

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

Results of Operations

The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                                 Three Months Ended      Nine Months Ended
                                     June 30,                June 30,
                                 2003         2002       2003         2002

Net Sales                       100.0%       100.0%        100.0%    100.0%
Cost of Sales		         41.1         38.3          41.9      40.0
Departmental costs	         58.6         55.0          57.7      77.8
Administrative costs	         15.5         20.6          15.1      28.1
Equity in income of
 Unconsolidated subsidiary       19.1          5.4           7.0       9.8
Interest expense                 25.6         33.7          24.6      43.0
Other income (expense)	          4.0         (1.5)          1.4       0.2
Interest and penalty
  - fuel tax		            -            -             -      31.7
Net loss                        (17.7)       (43.7)        (30.9)   (111.0)

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

Equity in income of unconsolidated subsidiary increased only $7 during the nine months ended June 30, 2003 because the major portion of the gain on the partial sale by Brant of the investment in a racing enterprise in May 2003 was first applied as a reduction of the investment held by RTB/AS. When the investment was reduced to a zero amount, only $288 remained to be recorded as income. This action also produced a $118 increase during the three month period ended June 30, 2003.

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


b-FAST CORP.
(Registrant)


/s/ Paul R. Slack
 (Signature)
Paul R. Slack
Chief Accounting Officer and Controller
Date:  December 16, 2003


/s/ Bobby R. Adkins
(Signature)
Bobby R. Adkins
President and Chief Executive Officer
Date:  December 16, 2003

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


Date:  December 16, 2003



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

	Date:  December 16, 2003



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



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  December 16, 2003

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



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  December 16, 2003





PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

2
b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2003

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

3
b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

b-FAST CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)