Form 10KSB
period 2003-09-30
B FAST CORP
filed 2004-01-12
CIK 350200

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended September 30, 2003

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
   For the transition period from           to
      Commission file number
b-Fast Corp.
(Name of small business issuer in its charter)

Louisiana                        72-0385274
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                  Identification No.)


660 Newtown-Yardley Road
Newtown, Pennsylvania 18940
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (215) 860-5600

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class None.  Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock (without par value)
(Title of Class)

Series A Cumulative Convertible Preferred Stock (without par value)
Title of class

Check whether the registrant (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No __

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
    [X]

State issuer's revenues for the year ended September 30, 2003.
$3,690,777

State the aggregate market value of the voting stock held by non-affiliates as of September 30, 2003.

-	Common Stock (without par value)	$69,408
        (1) See Note Below

-	Series A Cumulative Convertible
        Preferred Stock                         $11,381
        (2) See Note Below




(1)	Based upon the average bid and asked prices of b-Fast's
Common Stock as of September 30, 2003.

(2)	Based upon the average bid and asked price of b-Fast's Series
A Cumulative Convertible Preferred Stock as of September
30, 2003.

State the number of shares outstanding of each of the Company's classes of common equity as of September 30, 2003:

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

Item 1.  Description of Business

GENERAL DEVELOPMENT OF BUSINESS

b-Fast Corp. ("b-Fast"), founded in 1948, was incorporated in Louisiana under the name "Pan-Air Corporation". In 1980, we changed our name to "Aero Services International, Inc." In September 1999, we again changed our name to "b-Fast Corp." b-Fast's corporate office is located at 660 Newtown-Yardley Road, Newtown, Pennsylvania, 18940, and its telephone number is 215-860-5600.

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

During fiscal year 1999, b-Fast entered into several transactions involving the auto racing industry, all of which were anticipated to diversify the business risks associated with our then dependency on general aviation services. During fiscal year 2002, these transactions produced a major source of our cash flow, amounting to $1,279,000. During fiscal year 2003 we received $451,000 from RTB/AS, L.L.C. ("RTB/AS"), which more than offset the $302,000 used in operations. We expect a similar cash flow in fiscal 2004.

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

In November 1997 we began FBO operations at Harrisburg International Airport in Middletown, Pennsylvania under the terms of a five year lease with the Commonwealth of Pennsylvania signed in July of that year. On May 1, 2002 we executed a new five year lease with the Susquehanna Area Regional Airport Authority, a Pennsylvania municipal authority. Under the terms of the new lease we have relocated our FBO to a better location on the airport and into a larger facility.

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

In June 1999, we acquired a 50% non-voting interest in Brant Motorsports, LLC, ("LLC"), a Delaware limited liability company, with Brant owning a 50% voting interest. In
January 2000, as part of a restructuring of its operations and finances, Inc. transferred all of its assets and liabilities to LLC. The transfer offered an opportunity for us to collect on the indebtedness of Inc. In connection with the transfer of the indebtedness from Inc. to LLC, Inc. obtained relief from us from collection on all amounts outstanding. However, in recent years the project of getting a racetrack built by LLC has continued forward slowly and we advanced additional amounts to pay for consulting services on behalf of LLC.
These advances were also reserved, and the reserved amounts total $2,288,000 at September 30, 2003.

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

SUPPLIES

60% of our sales during the fiscal year ended
September 30, 2003 was derived from the sale of fuel. The availability of an adequate supply of fuel, particularly jet fuel, is critical to our operations. In order to develop a more stable fuel supply arrangement, we entered into a fueling agreement with Avfuel Corporation beginning in October 1998.
 Management believes that our present allocations of fuel and other supplies are adequate to meet overall demand for the foreseeable future. Supplies could be interrupted, curtailed or allocated to other providers of fuel services for a variety of reasons, including, but not limited to, a refinery shutdown, severe weather or war.

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

We do not presently maintain insurance covering losses associated with environmental contamination. As of September 30, 2003, we are aware of three potential claims for environmental contamination. The first site involves a formerly operated facility in North Carolina where we may be liable (jointly with others) for cleanup of a fuel farm. Our liability in the matter is limited to $47,000. The second claim involves a site (sold in June 1988) in Wisconsin where we believe we have substantially completed the cleanup and are in the process of reaching closure. Costs of the Wisconsin cleanup are substantially borne by a Trust Fund of the State of Wisconsin. The third site involves a facility in Illinois which was sold by us in 1999. At the time of the sale, we established an escrow fund of $390,000 to provide for any cleanup which may be necessary when the fuel tanks are later removed. This escrow fund expired in March 2002 and $445,000 was returned to us.

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

EMPLOYEES

As of September, 2003, we had 27 full-time and 5 part-time employees. None of our employees is represented by a union.

Item 2.  Description of Properties

b-Fast's corporate headquarters are located at 660 Newtown-Yardley Road in Newtown, Pennsylvania. We operate a general aviation services facility, commonly referred to as a FBO, at Harrisburg International Airport under the terms of a lease agreement with the regional airport authority. The current lease expires May 31, 2007.

Our other principal properties are (1) leasehold improvements, such as hangars and fuel storage facilities; (2) equipment, such as tugs, ground support, airplanes and other vehicles and shop equipment; and (3) inventories of fuel, and equipment. We consider that, in general, our physical properties (including machinery and equipment) are well maintained, in good operating condition and adequate for their purposes.

Item 3.  Legal Proceedings

	We are aware of only one legal action against us. The action was initiated by the taxing authority of the State of New York and is described in the following paragraph. It is possible that there are unasserted, potential claims against us. Such claims could be asserted against us at some point in the future. It is not uncommon for us to encounter litigation that arises as a result of our business operations.

	From December 1994 through December 1996, b-Fast received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993
(collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. We timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law
Judge denied our appeals and sustained the Assessments, together with penalties and interest. We appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative
Law Judge, together with penalties and interest in the amount of $2,267,237. We have commenced discussions with collections representatives from the State of New York to resolve the claim. We also are examining the Offer in Compromise Program established by the New York State Department of Taxation and Finance as an option to resolve the liability at a reduced amount. We are unable to predict whether our efforts at compromising the liability will be successful and if so, what the final liability may be.

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on September
24, 2003 in Harrisburg, Pennsylvania for the purposes of electing directors and ratifying the appointment of WithumSmith+Brown, P.C. as the independent accountant for b-Fast. All of the current directors were re-elected for a one year term and the appointment of WithumSmith+Brown, P.C. was ratified.

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

b-Fast has yet to implement the exchange of the Series A Stock; and the issuance of the shares of Common Stock in consideration or the forgiveness of indebtedness by Transtech (collectively, the "Proposals") approved by the shareholders at that meeting. We do not currently have sufficient registered Common Stock to effect the Proposals. We plan to effect the registration of additional shares of Common Stock as soon as possible. (See, "Note C - Going Concern.")

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

                                         COMMON

                                    HIGH           LOW

Fiscal Year 2003:
  First Quarter                     .07             .02
  Second Quarter                    .15             .02
  Third Quarter                     .05             .01
  Fourth Quarter                    .015            .01

Fiscal Year 2002:
  First Quarter                     .30             .11
  Second Quarter                    .15             .10
  Third Quarter                     .15             .06
  Fourth Quarter                    .10             .06

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of September 30, 2003 there were approximately 607 record holders of the Common Stock. Included in the number of stockholders of record are stockholders who have chosen to have their shares held in "nominee" or "street" name. We do not know how many additional shareholders are so represented.

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

                                                        YEAR ENDED

                                                       SEPTEMBER 30,


Restated
                                                2003                   2002

Net Sales                                      100.0%                100.0%
Cost of Sales                                   41.3                  38.6
Departmental costs                              56.8                  73.8
Administrative costs                            16.0                  25.7
Equity in income of unconsolidated subsidiary   (6.6)                 (8.4)
Interest expense                                22.9                  36.7
Other income (expense) including fuel taxes     (0.1)                (22.0)
Net loss                                       (30.5)                (88.4)

The results of operations are presented for the years ended
September 30, 2003 and 2002. Income and expenses not directly related to Harrisburg are shown as Corporate.

September 30, 2003
(Dollar amounts in thousands)

                                        HARRISBURG       CORPORATE       TOTAL

NET SALES                                 $3,691  $          -         $ 3,691

COSTS AND EXPENSES
Cost of Sales                              1,525             -           1,525
Departmental Costs                         1,618           480           2,098
Administrative Costs                          90           499             589
Income (Loss) from
  operations                              $  458       $  (979)        $  (521)

September 30, 2002
(Dollar amounts in thousands)

                                        HARRISBURG       CORPORATE       TOTAL

NET SALES                                 $2,766       $    40         $ 2,806

COSTS AND EXPENSES
Cost of Sales                              1,036            48           1,084
Departmental Costs                         1,429           643           2,072
Administrative Costs                          73           648             721
Income (Loss) from
  operations                              $  228       $(1,299)        $(1,071)

Comparison of the Years Ended September 30, 2003 and 2002

Sales for the year ended September 30, 2003 increased by $885,000 from net sales for the year ended September 30, 2002.
 All sales were generated by the Harrisburg FBO. Landing fees collected by the FBO increased 34% over the previous year which indicates the increase in general aviation traffic at the airport. Fuel sales to general aviation increased $462,000. Fees to airlines for pumping their fuel into their aircraft increased $166,000 and sales of other services to airlines such as deicing, ground handling, and maintenance and fueling of their ground equipment increased $147,000.

	Cost of sales as a percentage of sales increased 2.7% in fiscal 2003, with 2% of the increase in the cost of fuel sold, primarily due to steeper discounting to customers based at the airport.

	Departmental costs increased $26,000 in fiscal 2003, only 1.25%. The four areas with the largest increases were (1) salaries and benefits of $56,000, nearly half of the increase due to employee incentives; (2) real estate rental of $36,000 due to increases at Harrisburg and Newtown; (3) utilities of $31,000 all at Harrisburg; and (4) real estate taxes of $22,000 at Harrisburg. The two largest decreases were $68,000 in repairs to the Company's aircraft, and $46,000 in the rental of equipment, primarily fuel trucks.

Administrative costs decreased $132,000 in fiscal 2003.
 Three areas showed large reductions; auditors fees of $65,000; legal fees of $32,000; and depreciation of $21,000.
 The single largest increase was $14,000 in credit card service charges, the result of increased sales.

Equity in income of unconsolidated subsidiary of $243,000 is our share of the earnings of RTB/AS, as recorded using the equity method.

Interest expense decreased $298,000 during fiscal 2003.
 Affiliate interest expense decreased $112,000 with no principal payments due to two decreases in the prime rate totaling .75% during the year. Other interest expense decreased by $74,000 after the restatement of interest expense in 2002, which resulted from the use of an incorrect amortization schedule to record the interest and principal amounts of the monthly fixed payment to Cessna. The loan calls for a fixed payment with the interest tied to prime.

Liquidity and Capital Resources

During fiscal 2003, the return on our auto racing industry investment provided $451,000, more than offsetting the $302,000 used in operations. For the year, cash provided by investing activities was exceeded by cash used in operations and financing activities by $95,000 leaving us with $56,000 at September 30, 2003. Distributions from RTB/AS were used during 2003 to maintain liquidity, and we expect the same to occur in fiscal 2004. Our working capital deficit increased by $23,339,000 to ($25,799,000). Current assets decreased by $76,000 primarily due to a $95,000 decrease in cash. Current liabilities increased $23,263,000. Current maturities of long-term debt increased a net of $14,947,000 through a reclass-from long term to short term. Also interest due affiliate of $8,270,000 was reclassed from long term to short term, and accounts payable increased $37,000.

The accompanying financial statements have been prepared assuming that b-Fast will continue as a going concern. As discussed in "Note C -- Management's Plans," b-Fast has sustained a net loss of $1,126,000 for the year ended
September 30, 2003, and has deficiencies in working capital and stockholders' equity of $25,799,000 and $23,179,000 respectively, at September 30, 2003, all of which raise substantial doubt about its ability to continue as a going concern.

Management's plans consist of the following:

 	We continue to explore investments in other business opportunities not related to the aviation industry. To this end, b-Fast, in conjunction with Brant formed RTB/AS in January, 1999. The purpose of this company is to invest in the auto racing industry. During fiscal 1999 we made a capital contribution totaling $9,875,000. As part of the RTB/AS transaction, RTB/AS purchased an ATEI in Brant's 30% ownership interest in an auto racing entity. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity. Upon Brant's death on June 28, 2000, his 30% ownership in the auto racing entity became part of the R. Ted Brant estate as did his partnership interest in RTB/AS. By the end of December 2002, the estate was settled and the ownership passed to his widow, Kathryn Brant. We received $451,000 of cash distributions from RTB/AS during fiscal 2003 for which we reduced our investment account accordingly. The distributions from RTB/AS represent a substantial portion of b-Fast's cash flow.

	The shareholders have authorized the issuance of additional shares of common stock, no par value, in consideration of the forgiveness by Transtech of $6,253,000 of indebtedness owed to Transtech by the Company. The Company currently does not have sufficient registered common stock to effect this proposal. The Company also plans to exchange the Company's Series A Cumulative Convertible Preferred Stock into Common Stock , no par value, at a rate of eight shares of Common Stock for every one share of Preferred Stock for every holder other than Transtech Holding Company, Inc., and four shares of Common Stock for every one share of Preferred Stock for Transtech. The Company became current with its reporting obligations under the Securities Exchange Act of 1934, as amended ("1934 Act"), in August 2003.

	The net loss for fiscal 2003 was $1,070,000. Cash flows used in operating activities amounted to approximately
$302,000. Cash provided by investing activities was $426,000 during fiscal 2003. Return on investments in unconsolidated subsidiary and repayment of advances to affiliated entity of $451,000 was reduced by the purchase of $25,000 of property and equipment. Cash used in financing activities was $219,000 during fiscal 2003, primarily for the principal payments of notes payable-other of $222,000.

For a comparison of fiscal 2003 to fiscal 2002, see the Consolidated Statements of Cash Flows.

Off-Balance Sheet Arrangements

	There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies b-Fast Corp.'s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: investment accounting, allowance for doubtful accounts and long-lived assets. We discuss these policies further below, as well as the estimates and management's judgments involved.
 We believe these policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.
The Company uses the equity method of accounting for their investment in an unconsolidated subsidiary. While the Company owns 99% of the equity, it has no voting stock, and therefore does not control the entity. However, the Company exercises significant influence by maintaining the entity's checkbook, accumulating data for tax returns and having the President and Chief Executive Officer serve as the manager of the unconsolidated subsidiary.
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of recoverability of amounts due us could be adversely affected. We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over four to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation in future periods. We review for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards
No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," utilizing cash flows which take into account management's estimates of future operations.

Risks Related to Our Business

	We operate the FBO portion of our business in a highly competitive environment. Factors that may affect our business and financial results are the effect of planned and unplanned outages on our operations; the potential impact of strikes or work stoppages at facilities of our customers and suppliers; the sensitivity of our results to relatively small changes in the prices we obtain for our products; the consolidation of many of our customers and suppliers; the costs associated with environmental controls and remediation expenditures and the uncertainty of future environmental control requirements; availability and prices associated with raw materials, supplies, utilities and other services and items required by our operations; employment matters; our ability to obtain new capital at reasonable costs and terms; and the effect of existing and possible future lawsuits against us. The continued cash flow from our investment in RTB/AS is dependent on the continued strong public support of auto racing and the resulting purchases of racing souvenirs such as model cars, hats and jackets.

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

Environmental Issues

During fiscal 2003 and 2002, we incurred minor clean-up/remediation expenses in complying with regulations. At
September 30, 2003, our financial statements include accruals of $104,000 for expected future clean-up/remediation costs for existing known liabilities.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards
Board issued Interpretation on No. 46 (R) "Consolidation of Variable Interest Entities." FIN No. 46 (R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties.
 FIN No. 46 (R) applies immediately to variable interest entities (VIE) created after December 31, 2003, and to VIE's in which an enterprise obtains an interest after that date.
 It applies no later than the first reporting period ending after December 15, 2004, to VIE's in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 (R) is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provision of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has classified its Series A Cumulative Convertible Preferred Stock outside its stockholders' deficiency section in accordance with SEC Accounting Series Release No. 268. The stock is conditionally redeemable due to the conversion feature and therefore the Preferred Stock is outside the scope of SFAS 150.
Item 7.  Financial Statements
The response to this item is submitted as a separate
Section (S - Pages) of this report.

Item 8.  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure

	None.

PART III

Item 8.  Controls and Procedures

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

Item 9.  Directors, Executive Officers, Promoters and Control
Persons:
  Compliance with Section 16(a) of the Exchange Act.

The Executive Officers and Directors of b-Fast are as follows:

Name                           Age                            Position

Maurice R. Lawruk               72                            Chairman of the
                                                              Board of
                                                              Directors,
                                                              and Director

Bobby R. Adkins (1) (2)         57                            President and
                                                              Chief Executive
                                                              Officer and
                                                              Director

Alice F. Buford (2)             54                            Director

James R. Affleck, Jr. (1)       63                            Director and
                                                              Vice President,
                                                              Assistant
                                                              Treasurer, and
                                                              Assistant
                                                              Secretary

Richard W. Brant, M.D.          33                            Director

Paul R. Slack                   63                            Chief
                                                              Accounting
                                                              Officer,
                                                              Controller,
                                                              Treasurer and
                                                              Secretary

(1)  Member of the Human Resources Committee

(2)  Member of the Audit Committee

Except for directors elected by the Board to fill vacancies, all of the directors are elected at the Annual Meeting and hold office for a period of one year or until successors are elected and qualified. All of the above named directors, were elected at the September 24, 2003 Annual Shareholders Meeting.

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

Item 10.  Executive Compensation

CASH COMPENSATION

The following table shows the cash compensation paid to or accrued to, or for the benefit of, each of b-Fast's executive officers whose aggregate compensation exceeded
$100,000 per annum for services rendered to us during the year ended September 30, 2003:

I.	SUMMARY COMPENSATION TABLE

                                  Annual Compensation            All Other
Name and Principal Position     Year    Salary     Bonus       Compensation
                                          ($)       ($)              ($)

Bobby R. Adkins, President     2003    100,485      -0-              -0-
Chief Executive Officer        2002    100,485      -0-              -0-


COMPENSATION OF DIRECTORS

Directors receive an annual compensation of $12,000, plus $500 per meeting. Fees totaling $64,500 were paid to Directors through September 30, 2003.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth, as of September 30, 2003, except as otherwise indicated, information with respect to stock ownership of (i) each Director, (ii) each person known by b-Fast to own beneficially more than 5 percent of the outstanding Common Stock, (iii) each person known to us to own beneficially more than 5 percent of the outstanding Series A Stock, and (iv) all officers and Directors as a group. This information has been provided to b-Fast by the persons named below.


                                Amount and                    Amount of
                                Nature of       Percent       Nature of
                                Beneficial      of Class      Beneficial      Percent of
Name and                        Ownership        of           Ownership       Class of
Address of                      of Common       Common        of Series A     Series A
Beneficial Owner                Stock (1)       Stock         Stock (1)       Stock (2)


Transtech Holding
Company, Inc.                 4,446,065 (3)      51.85%        103,540 (8)     71.8%
1331 12th Avenue
Suite 109
Gables Office Complex
Altoona, PA 16601


John F. Bricker (deceased)      401,038            5.0%             -             -
826 Union Street, Suite 300
New Orleans, LA 70112

Alinco S.A.                     327,990 (4)        4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Cesamar, S.A.                   327,990 (4)        4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Project Bond Limited            327,990 (4)        4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

All Directors and                     0 (5)        0.0%
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

(3)	During December  1998, Transtech purchased all of the
 Series A Stock previously held by Triton.

(4)	Alinco S.A., Cesamar, S.A., and Project Bond Limited
consider themselves a "group" within the meaning of SEC
 Rule 13d.

(5)	This amount does not include common stock owned by
Transtech, whose principal owners include Maurice Lawruk and Bob Adkins, Chairman and President and CEO of b-
Fast, respectively, and both Members of the Board. All previously issued stock options have expired.

Item 12.  Certain Relationships and Related Transactions.

EMPLOYMENT CONTRACTS

No employee had employment contracts during 2003.

RELATED PARTY TRANSACTIONS

In May 1994 Triton sold the majority of its equity in b-
Fast to Transtech. (See "Note F - Long Term Debt-Affiliate.") At September 30, 2003, Transtech owned 51.9% of our common stock and 71.8% of b-Fast's preferred stock. b-Fast is also indebted to Transtech in the amount of $14,882,400, in the form of notes that were purchased from Triton. During Fiscal 2003, we made no payments on these loans, and $790,000 of interest expense was recorded against these loans of which none was paid. During fiscal year 2002, we made no payments on these loans, and $883,000 of interest expense was recorded against these loans of which none was paid. At September 30, 2003, we have $8,270,000 of accrued interest due to Transtech recorded on the balance sheet. On November 7, 2003, b-Fast entered into a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2005. As a result, the principal and accrued interest on these notes have been classified as long-term obligations at September 30, 2003.

Lawruk has guaranteed repayment of b-Fast's debt obligation to Cessna Corporation on its 1979 Beechcraft King
Air 200 airplane, which was acquired in March 2001.

Brant, Lawruk and their respective spouses have guaranteed repayment of b-Fast's debt obligation to Avfuel
Corporation, b-Fast's fuel dealer. The amount of the obligation was $85,000 at September 30, 2003.

During fiscal year 1998, the Board approved a $500,000 line-of-credit, later increased to $1,500,000 in March 1999, and to $1,800,000 in May 1999, for Inc., whose principal was Brant. The interest rate on the line of credit is prime less 1%. Inc. is pursuing an opportunity to potentially develop a NASCAR racetrack, exhibition site and sales facility (the "Project"). Inc. had an exclusive option to potentially develop the Project near the Pittsburgh International Airport. This option expired on December 31, 2001. Inc. is also evaluating other locations including but not limited to Youngstown, Ohio in which to potentially develop the Project.
 Retroactive to January 2000, Inc., transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001. b-Fast acquired a 50% non-voting ownership interest in LLC in June 1999. Brant held a 50% voting interest. Given the significant losses incurred and the financial condition of Inc. management had determined that all amounts due from Inc. under the line of credit, for interest and additional advances were not collectible. As a result, we charged administration costs for $1,911,000 during fiscal year 1999.
 In fiscal 2001 and 2000, we made additional advances of $111,000 and $127,000, respectively in connection with the Project. Given the continued losses and the financial condition of Inc. management had determined that the additional advances were not collectible. As a result, b-Fast charged administration costs for $111,000 and $127,000 respectively, during fiscal years 2001 and 2000. However, in recent years the project of getting a racetrack built by LLC has continued forward slowly and we advanced additional amounts to pay for consulting services on behalf of LLC. These advances were also reserved, and the reserved amounts total $2,288,000 at September 30, 2003.

	As of September 30, 2003, the Company has a payable to RTB/AS in the amount of $132,000 included on the balance sheet in accrued expenses-other.

	 See Note B to the consolidated financial statements -
Significant Transactions and Note G to the consolidated financial statements - Financing Arrangements for additional related party transactions.

In prior years, Transportech, Inc., a wholly owned subsidiary of Transtech, advanced b-Fast $123,000. The unpaid balance at September 30, 2003 was $1,000.

For the year ended September 30, 2003 RTB/AS paid management fees in the amount of $167,435 to the Company's
Chief Executive Officer and Director Bobby Ray Adkins.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.  See Index of Exhibits annexed hereto.

(b)  Reports on Form 8-K.  None.

Item 14. Principal Accountant and Fees-Item not yet effective


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 9, 2004

				b-FAST CORP.



BY: /s/ Bobby Ray Adkins
Bobby Ray Adkins
Chief Executive Officer and
Director




BY: /s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer and
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons in the capacities and on the dates indicated.

Signature                          Title                       Date



/s/ Maurice A. Lawruk
Maurice A. Lawruk                  Chairman of the Board      January 9, 2004
                                   and Director



/s/ Bobby R. Adkins
Bobby R. Adkins                    Director                   January 9, 2004



/s/ James R. Affleck, Jr.
James R. Affleck, Jr.              Director                   January 9, 2004



/s/ Alice F. Buford
Alice F. Buford                    Director                   January 9, 2004



/s/ Richard W. Brant, M.D.
Richard W. Brant, M.D.             Director                   January 9, 2004

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT
TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Paul R. Slack, certify that:

1.	I have reviewed this annual report on Form 10-KSB of b-
Fast Corp;

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

	January 9, 2004


/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT
TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Bobby Ray Adkins, certify that:

1.	I have reviewed this annual report on Form 10-KSB of b-
Fast Corp;

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

	January 9, 2004

/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer


	b-FAST CORP.
	AND SUBSIDIARIES
	Form 10-KSB
	Item 7

	Index of Financial Statements



The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 7 are listed below:

                                                                  Page

Report of Independent Auditors                                    S-2

Consolidated Balance Sheet at                                     S-3
September 30, 2003

Consolidated Statements of Operations                             S-5
	for the years ended September 30, 2003
and 2002

Consolidated Statements of                                        S-6
Stockholders' Deficiency for the years
ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows                             S-7
for the years ended September 30, 2003
and 2002

Notes to Consolidated Financial Statements                        S-9



REPORT OF INDEPENDENT AUDITORS




To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania

We have audited the accompanying consolidated balance sheet of b-Fast Corp. and Subsidiaries as of September
30, 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of b-Fast Corp. and Subsidiaries as of September 30, 2003, and the consolidated results of their operations and their cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the consolidated financial statements, an error was discovered by management of the Company during the current year. Accordingly, 2002 financial statements have been restated to correct for this error.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note C to the financial statements, the Company has a working capital deficit of $25,849,000 and a stockholders' deficiency of $23,179,000 as of September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  WithumSmith+Brown,  P.C.


Princeton, New Jersey
December 1, 2003

b-Fast Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEET
September 30, 2003

(Dollar amounts in thousands)

ASSETS

CURRENT ASSETS
Cash                                                                $  53
Customer receivables, less allowance for
doubtful accounts of $22                                              289
Inventories                                                            12
Prepaid expenses and other current assets                             121


TOTAL CURRENT ASSETS                                                  475


PROPERTY AND EQUIPMENT
Transportation equipment                                            1,576
Machinery and equipment                                               202
Furniture and fixtures                                                 87
Leasehold improvements                                                 38

                                                                    1,903
Less:  Accumulated depreciation
    and amortization                                                  633

PROPERTY AND EQUIPMENT, NET                                         1,270


OTHER ASSETS
Equity in unconsolidated subsidiary                                 6,762

TOTAL ASSETS                                                       $8,507
















The accompanying notes are an integral part of these consolidated statements.

b-Fast Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEET - CONTINUED
September 30, 2003

(Dollar amounts in thousands)

LIABILITIES

CURRENT LIABILITIES
Short term borrowings                                              $   21
Current maturities of long term debt-affiliate                     14,883
Current maturities of long term debt-other                            170
Accounts payable-trade                                                190
Accrued expenses
        Affiliate interest                                          8,270
Fuel taxes                                                            850
Interest and penalties - fuel taxes                                 1,427
Other                                                                 513

TOTAL CURRENT LIABILITIES                                          26,324

LONG TERM OBLIGATIONS, less current maturities                      1,099

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
Series A Cumulative Convertible Preferred
Stock - no par value - 500,000 shares
designated - issued and outstanding 144,185 shares
(liquidation preference - $4,263)                                   4,263

STOCKHOLDERS' DEFICIENCY
Preferred stock - authorized, 1,000,000 shares
of no par value, 500,000 shares designated Series B
Cumulative convertible preferred stock, none issued and outstanding    -
Common stock - authorized, 60,000,000 shares
of no par value; issued 8,070,052 shares;
outstanding 7,998,052 shares                                       10,705
Additional paid-in capital                                          3,781
Accumulated deficit                                               (37,428)
                                                                  (22,942)

Less:  Common stock in treasury
(72,000 shares at cost)                                               237

TOTAL STOCKHOLDERS' DEFICIENCY                                    (23,179)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $  8,507




The accompanying notes are an integral part of these consolidated statements.

b-Fast Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30,

(Dollar amounts in thousands, except per share amounts)
                                                                     Restated
                                                       2003            2002

NET SALES                                            $ 3,691         $ 2,806

COSTS AND EXPENSES
Cost of sales                                          1,525           1,084
    Departmental costs                                 2,098           2,072
Administrative costs                                     589             721

                                                       4,212           3,877

LOSS FROM OPERATIONS                                    (521)         (1,071)

Equity in income of unconsolidated subsidiary            243             237
Interest expense - affiliates                           (790)           (902)
Interest expense - other                                 (54)           (128)
Interest and penalty - fuel taxes                          -            (610)
Other expense, net                                        (4)             (7)

NET LOSS                                              (1,126)         (2,481)

Preferred dividends                                     (138)           (138)

Net loss applicable to common stockholders           $(1,264)        $(2,619)


Net loss per share applicable to common stockholders:
Basic and Dilutive                                   $  (.16)        $  (.33)

Weighted average shares outstanding:
Basic and Dilutive                                 7,998,052       7,998,052















The accompanying notes are an integral part of these statements.

b-Fast Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the years ended September 30, 2003 and 2002

(Dollar amounts in thousands)

                              Series B                                Additional
                            Preferred Stock      Common Stock         Paid-In      (Accumulated    Treasury Stock
                          Shares   Amount        Shares   Amount      Capital       Deficit)       Shares   Amount     Total

>s>                          <c>      <c>         <c>       <c>         <c>           <c>           <c>      <c>        <c>
Balance at
September 30, 2001            -    $   -       8,070,052   $10,705     $4,057      $(33,821)       72,000   $(237)   $(19,296)
Dividends on
preferred stock               -        -           -         -           (138)          -             -        -         (138)
Net loss as restated          -        -           -         -             -         (2,481)          -        -       (2,481)


Balance at
  September 30, 2002
    as restated               -        -       8,070,052    10,705      3,919       (36,302)       72,000   (237)     (21,915)
     Dividends on
  preferred stock             -        -           -         -           (138)          -             -        -         (138)
    Net loss                  -        -           -         -             -         (1,126)          -        -       (1,126)


Balance at
September 30, 2003            -  $     -       8,070,052   $10,705     $3,781      $(37,428)       72,000  $(237)    $(23,179)

The accompanying notes are an integral part of these consolidated statements

b-Fast Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended September 30, 2003 and 2002

(Dollar amounts in thousands)

                                                                      Restated
                                                  2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                              $(1,126)       $(2,481)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                             144            166
Equity in income of unconsolidated subsidiary            (243)          (235)
Change in assets and liabilities:

(Increase) decrease in accounts receivable                 18           (136)
Decrease in inventory                                      16              7
(Increase) in prepaid expenses and other current assets    (3)           (57)
Increase (decrease) in accounts payable-trade              37            (53)
Increase in accrued expenses                                9            319
Increase in accrued interest - affiliate                  790            884

Net cash used in operating activities                    (358)        (1,586)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                        (25)           (32)
Change in restricted cash                                   -            441
    Return on investments in unconsolidated subsidiary    451          1,279
Proceeds from the sale of assets held for sale              -             95

Net cash provided by investing activities                 426          1,783



The accompanying notes are an integral part of these consolidated statements.

b-Fast Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the years ended September 30, 2003 and 2002

(Dollar amounts in thousands)

                                                              2003    2002

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                   $    21    $   -
Proceeds from issuance of long term debt-officer                -       75
Proceeds from issuance of long term debt-other                  -        3
Principal payments of long term debt-affiliate                (18)    (114)
Principal payments of notes payable-other                    (166)    (282)

Net cash used in financing activities                         (163)   (318)

Net decrease in cash and cash equivalents                      (95)   (121)
Cash and cash equivalents at beginning of year                 148     269

Cash and cash equivalents at end of year                      $ 53   $ 148


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                                   $    98   $ 147


Supplemental Schedule of Non-cash Investing and Financing Activities Dividends on the Company's preferred stock were accrued in the amount of $138 in 2003 and 2002.

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

In June 1999, Brant and the Company formed Brant
Motorsports, LLC ("LLC").  Upon formation, Brant owned a
50% voting interest in LLC with the Company owning a 50% nonvoting interest. Retroactive to January 2000, Inc.
transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001. The Company accounts for LLC using the equity method. The net realizable value of LLC on the Company's balance sheet at September 30, 2003 is zero.

The net assets of Inc. were transferred to LLC because
Inc. was unable to satisfy its obligations under its line of credit to the Company. The transfer offered an opportunity for the Company to maintain the possibility of collecting on the debt if certain future business activities of LLC proved to be profitable and construction of the NASCAR racetrack was successful. In return, Inc. obtained relief from the Company from collection on the amount outstanding under the line of credit.

Given the significant losses incurred and the financial condition of Inc. management determined that all amounts due from Inc. under the line of credit, for interest and additional advances were not collectible. As a result, the Company charged administration costs for $1,911 during fiscal year 1999.

In fiscal 2001 and 2000, the Company made additional advances to Inc. of $111 and $127, respectively. Given the continued losses and the financial condition of Inc.
management has determined that the additional advances were not collectible. As a result, the Company charged administration costs for $111 and $127, respectively, during fiscal years 2001 and 2000. During fiscal year
2003, the Company advanced an additional $50 for expenses in connection with the project at Youngstown. This amount has been expensed. The consolidated balance sheet at September 30, 2003 includes an aggregate reserve for such advances and loans to affiliates of $2,062.

RTB/AS, L.L.C.

In March 1999, Brant entered into an agreement to purchase a 30% ownership interest in an auto racing entity for $9,875 principally with funds received from the sale of a majority owned subsidiary of the Company.
 In June 1999, the Company formed RTB/AS, L.L.C.
("RTB/AS") for the purpose of making additional investments in the auto racing industry. The Company owns a 99% interest in RTB/AS and Brant owns a 1% interest with 100% voting rights. During fiscal 1999, RTB/AS advanced $9,708 to Brant. The advances were structured as a loan of $4,265 bearing interest at 8% per annum, various interest free advances totaling $1,168 and a purchase of an After Tax Economic Interest ("ATEI") for $4,275. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity.

RTB/AS also made additional interest free advances of $171 and $610 during 2000 and 1999, respectively, to Brant unrelated to his acquisition of an ownership interest in an auto racing entity.

After Brant's death in 2000 his ownership in the auto racing entity became part of his estate. By December
2002, the estate was settled and the ownership was transferred to his widow, Mrs. Brant. In April 2003,
Mrs. Brant sold 24% of her ownership in the auto racing entity plus an option on a additional 15%. Subsequently, Mrs. Brant has a 23% ownership interest in an auto racing entity at September 30, 2003. Relating to this sale
RTB/AS received $2,747 on May 1, 2003 with $1,008 of that total being a principal payment on the $4,265 note receivable from Mrs. Brant.

As of October 1, 2001, the Company determined that while it continued to exercise significant influence over RTB/AS, it no longer had control of RTB/AS. As a result, the Company changed its method of accounting for RTB/AS from consolidation in fiscal 2001 to the equity method in fiscal 2002. However, for purposes of the fiscal 2002 cash flow statement, the Company utilized a pro forma balance sheet prepared on the equity method as of September 30, 2001.

NOTE C - RESTATEMENT

Subsequent to the issuance of its financial statements for the year ended September 30, 2002 the Company determined that certain amounts in the 2002 financial statements should be restated to reflect the correction of an error made in 2002.
 Interest expense was overstated by $56 in 2002 as a result of using an incorrect amortization schedule to record interest expense and principal reduction on the note due Cessna. The 2002 financial statements presented here have been corrected for this misstatement.

                                As Previously                      As
                                Reported                       Restated
Balance Sheet:
  Other long term debt         $1,383                           $1,327
  Accumulated deficit         (36,358)                         (36,302)
Statement of Operations:
  Interest expense-other      $   184                           $  128
  Net loss                     (2,537)                          (2,481)

NOTE D - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At September 30, 2003, the Company had a working capital deficiency of $25,799 and a stockholders' deficiency of $23,179. Also, the Company incurred a net loss of $1,070 in 2003. These financial conditions of the Company raise substantial doubt about its ability to continue as a going concern. As part of management's plans, management is exploring other opportunities to acquire an FBO similar to its Harrisburg FBO. The Company is also exploring investments in other non-related businesses, including the auto racing industry.

The Company believes that funds generated from operations, investments, collection of advances to affiliated entities, and existing capital reserves are insufficient to fully develop its business plan. The Company will have to raise additional funds, either through debt or equity offerings, in order to implement its business expansion and acquisition strategies. The Company has not yet engaged professional advisors for this purpose. If adequate funds are not available, the Company may be required to curtail its operations. There can be no assurance the Company can be returned to profitability or maintained as a going concern.

As discussed in Note H - Financing Arrangements, Note
Modification, a substantial portion of the Company's outstanding debt is to Transtech Holding Company, Inc.
("Transtech"), a related party. Historically, the Company has obtained deferrals with respect to the payment of interest and principal on its debt to Transtech. The last note modification called for the recommencement of principal and interest payments to begin on March 20, 2004.

The shareholders have authorized the issuance of additional shares of common stock, no par value, in consideration of the forgiveness by Transtech of $6,253 of indebtedness owed to Transtech by the Company. The Company currently does not have sufficient registered common stock to effect this proposal.
The Company also plans to exchange the Company's Series A Cumulative Convertible Preferred Stock into Common Stock , no par value, at a rate of eight shares of Common Stock for every one share of Preferred Stock for every holder other than Transtech Holding Company, Inc., and four shares of Common Stock for every one share of Preferred Stock for Transtech.
The Company became current with its reporting obligations under the Securities Exchange Act of 1934, as amended ("1934 Act") in August 2003.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies follows:

1.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Beckett
Aviation, Inc., Flightmatic, Inc., Flight Charter, Inc.,
National Weather Corporation, Raleigh Durham Aviation
Leasing Company, and Aero Services, G. P. All subsidiaries are inactive. All intercompany accounts and transactions have been eliminated.

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS under the equity method of accounting. In years prior to fiscal 2002, this entity was consolidated (see Note B).

2.	Inventories

Accessories, fuel, and supplies, are stated at the lower of cost or market, with cost principally determined on a moving average unit cost basis.

3.	Property, Equipment, Depreciation and Amortization

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

Depreciation and amortization amounted to $144 and $166 for the years ended September 30, 2003 and 2002, respectively.

4.	Revenue Recognition

Revenue is recognized as goods and services are provided.

5.	Department Costs

Departmental costs are specific expenses such as salaries, employee benefits and supplies, as well as expenditures such as rent, real estate taxes, amortization, utilities and insurance costs.

6.	Loss Per Common Share

The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS
128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

Basic net loss per share applicable to common stockholders includes no dilution and is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.
 Dilutive net loss per share applicable to common stockholders reflects the potential dilution of securities that could share in the net loss of the Company through the conversion of preferred stock and is computed by dividing the net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Equivalents, including mandatory redeemable convertible preferred stock, were not included in diluted net loss per share applicable to common stockholders as their effect would be antidilutive for the years ended September 30, 2003 and 2002.

7.	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.
 No impairment was recognized in fiscal years 2003 and 2002.

8.	Financial Instruments and Credit Risk

The carrying amounts of financial instruments including cash, customer receivables, accounts payable, and accrued expenses approximate fair value at September 30, 2003, because of the relatively short maturity of these instruments. The carrying amount of long-term debt approximates fair value because the Company's interest rates approximate current interest rates. It is impractical to determine fair value of affiliate long-term debt as the amounts are with a related party.

The Company maintains its cash with various major financial institutions. At times cash amounts may exceed the FDIC limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to its cash accounts.

The Company performs ongoing credit evaluations of customers, and generally does not require collateral. The
Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. During fiscal 2003, the Company had one customer that aggregated approximately 16% of net sales. During fiscal 2002 the same customer aggregated approximately 20% of net sales.
 As of September 30, 2003, one customer accounted for 17% and one other customer accounted for 15% of the September
30, 2003 accounts receivable balance.

9.	Use of Estimates

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

10.	Income Taxes

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


11.	Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation on No. 46 (R) "Consolidation of
Variable Interest Entities." FIN No. 46 (R) clarifies the application of Accounting Research Bulletin No. 51,
"Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties.
 FIN No. 46 (R) applies immediately to variable interest entities (VIE) created after December 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to VIE's in which an enterprise holds a variable interest (other than special purpose) that it acquired before January 1, 2004. FIN No.
46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No. 46 (R) is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 150,
"Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity". This
Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of
Financial Statements. The remaining provision of this statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of this relationship established between the holder and the issuer.
This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has classified its Series A Cumulative Convertible Preferred Stock outside its stockholders' deficiency section in accordance with SEC
Accounting Series Release No. 268. The stock is conditionally redeemable due to the conversion feature and therefore the Preferred Stock is outside the scope of SFAS150.

NOTE F - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

	As discussed in Note B, effective October 1, 2001, the
Company began accounting for its investment in RTB/AS under the equity method. RTB/AS files on a cash basis with a December 31 year end. Condensed financial information of RTB/AS is as follows:

Balance Sheet                                                    As of
             (in thousands)                               September 30, 2003
	Assets
        Cash                                                        $757
        Investments                                                2,000
        Note and Interest Receivable - Member                      3,376
        Advance Receivable - Member                                  633
        Advance Receivable - Member                                  132
           Total assets                                           $6,898

	Liabilities and members' equity
        Accounts Payable                                          $    4
        Member's Equity                                            6,894
           Total liabilities and members' equity                  $6,898

        Statement of Operations                                 Year ended
             (in thousands)                               September 30, 2003

        Revenues                                                    $413
        Net income                                                  $245

Management has estimated the advance receivable - member of $633. This amount is subject to a true-up calculation, which may effect the realization of this amount.

NOTE G - INVENTORIES

Inventories at September 30, 2003 were comprised of:

Gycol (deicer)                              $    4

Fuel					         8
                                             $  12

NOTE H - FINANCING ARRANGEMENTS                         Affiliate        Other

Long-Term Debt Schedule at September 30, 2003

Affiliate - Unsecured demand notes bearing interest
at prime +2% (6.0% at September 30, 2003).
(See note modification below.)         $ 7,972          $  --

Affiliate - Installment note bearing interest
at prime (4.0% at September 30,
2003).  Quarterly payments of $300 plus
interest beginning October 1999, and
is collateralized by a first priority
interest assignment or lien on certain
leasehold interests, equipment,
accounts receivable, and inventory.  The Company
has not met its scheduled payment obligations
under this note.  (See note modification below.)          6,910             --

Installment note bearing interest at
prime +1.75% (5.75% at September 30, 2003)
held by the Company's primary fuel dealer.
Payment is made by way of a 4.5 cents per
gallon fuel rebate on jet fuel purchases with
a minimum annual principal reduction of $45
until September 2007.  Maurice Lawruk, the current
chairman, Brant and their respective spouses have
guaranteed repayment of this note.                           --             86

Installment note bearing interest at prime - 0.5%
 (3.75% at September 30, 2003) to a finance company
 collateralized by a Beech aircraft - requiring
 monthly payments of $14 including interest, until
 March 2016.  Maurice Lawruk has guaranteed
 repayment of this note.                                     --          1,183

Other                                                         1             --
                                                         14,883          1,269

Less: Current maturities of long term debt               14,883            170

Long-term debt                                       $       --         $1,099

Annual maturities of long-term debt at September 30, 2003 are as follows:

                    Year ending
                    September 30,
                        2004        $15,053
                        2005            170
                        2006            134
                        2007            139
                        2008            144
                  Thereafter            512
                                    $16,152

The Affiliate Installment Note restricts the payment of dividends and certain other distributions on common stock unless all accrued dividends on the preferred stock are paid.
 Total dividends in arrears relating to series A preferred stock at September 30, 2003 is $2,318.

Short-term Borrowings

The Company has an available line of credit of $175 due to expire on March 15, 2004, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act.
 There is $21 outstanding on the line of credit at September 30, 2003. See Note I.3 for additional environmental matters.

Note Modification

The last note modification called for the recommencement of principal and interest payments to begin on March 20, 2004.
 There has been no additional note modification since that date. As a result, the principal and accrued interest on these notes has been classified as short-term obligations at September 30, 2003.

NOTE I - INCOME TAXES

The Company has net operating loss carryforwards aggregating $20,921 at September 30, 2003 expiring through 2022. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences including operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards the deferred tax asset of approximately $13,844 at September 30, 2003, is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.



The approximate income effect of each type of temporary difference is as follows:

                                                          September 30
                                                              2003
       Net deferred income tax assets:
         Net operating loss carry forwards                    $ 8,369
         Accrued interest                                       3,310
         Reserves on advances to affiliates                       895
         Accruals for fuel and other taxes                        907
         Equity in unconsolidated subsidiary                    1,371
         Other                                                   (178)
                                                               14,674
         Valuation allowance                                  (14,674)
         Net deferred income tax asset                   $          -

The valuation allowance increased by $348 during the year ended September 30, 2003.

NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

1.	Lease Commitments

Ground operations are conducted from leased premises which include buildings and hangar facilities. The lease arrangements expire on various dates through 2007, with certain options for renewal. The terms of the leases provide for monthly payments of a fixed amount with certain escalation clauses and in Harrisburg additional variable amounts based on fuel flowage or other factors.

Future minimum lease payments for all non-cancelable operating leases having a term in excess of one year at September 30, 2003 are as follows:

           Year ending
           September 30,
               2004        $169
               2005         169
               2006         169
               2007         112
                           $619

Rental expenses for all operating leases for each of the years ended September 30, 2003 and 2002 were $382 and $391, respectively.

The Company subleases office space under short-term agreements to various aviation tenants. Such sublease agreements generally provide for a minimum monthly rent and certain renewal options. Sublease rental income included in net sales was $7 and $54, for the years ended September 30, 2003 and 2002.

2.	Litigation

We are aware of only one legal action against us. The action was initiated by the taxing authority of the State of New York and is described in the following paragraph. It is possible that there are unasserted, potential claims against us. Such claims could be asserted against us at some point in the future. It is not uncommon for us to encounter litigation that arises as a result of our business operations.

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. We timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied our appeals and sustained the Assessments, together with penalties and interest. We appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. We have commenced discussions with collections representatives from the State of New York to resolve the claim. We also are examining the Offer in Compromise Program established by the New York State Department of Taxation and Finance as an option to resolve the liability at a reduced amount. We are unable to predict whether our efforts at compromising the liability will be successful and if so, what the final liability may be.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through September 30, 2003.

At September 30, 2003 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund for substantially all remediation expenses incurred. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin.

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

NOTE K - SAVINGS PLAN

The Company has an "Employees Tax Sheltered Retirement Plan."
 Employees who have completed one year with a minimum of 1000 hours of service are eligible to participate. To participate the employee must make contributions to the plan through salary reduction pursuant to Section 401(K) of the Internal Revenue Code. The Company matches contributions in an amount equal to 25% of the first 2% contributed by the employee. The Company's contributions to the plan for the years ended September 30, 2003 and 2002 were not significant.

NOTE L - CAPITAL STRUCTURE

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

Series A Cumulative Convertible Preferred Stock

During fiscal 1986, the Company completed a public offering of 422,000 units, each unit consisting of one share of Series A Cumulative Convertible Preferred Stock ("Series A preferred stock") and two Common Stock Purchase Warrants ("warrants"). The warrants expired in 1990. Under the terms of the offering, the holders of the Series A preferred stock are entitled to receive cumulative cash dividends at the annual rate of $.96 per share and to preference in liquidation over common stockholders of $13.50 per share, plus accrued and unpaid dividends. Dividends are cumulative from date of issue and payable quarterly, except in certain circumstances as defined in the articles of incorporation. Under those circumstances, the Company is not required or may decline to pay such dividends. Each share of Series A preferred stock is convertible into four shares of common stock at an initial price of $3.375 per share, subject to adjustment. At the annual shareholders' meeting held on September 23, 1999, the shareholders ratified a change in the conversion rate of the Series A preferred stock. Outstanding shares of Series A preferred stock will be convertible at a rate of eight shares of common stock for each share of Series A preferred stock outstanding for all shareholders except Transtech. The conversion rate for Transtech will remain at 4 shares of common stock for each share of Series A preferred stock held. Upon conversion no payment or adjustment will be made in respect of any dividends on the preferred stock.

The Series A preferred stock is subject to mandatory redemption at the rate of 7-1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August 1, 2006. The mandatory redemption price is $13.50 per share plus accrued and unpaid dividends. The excess of the mandatory redemption price over the net proceeds received by the Company is accreted during the period in which the stock is outstanding.
 Periodic accretion based on the interest method was charged to additional paid-in capital. The stock became fully accreted during 2001. The first redemption was due on August 1, 1996, but no redemption was made. The Louisiana Business Corporation Law provides that a corporation may redeem shares of its capital stock subject to redemption out of surplus or stated capital so long as any such redemption would not reduce stated capital below the aggregate allocated value of issued shares remaining after the redemption and so long as sufficient net assets remain to satisfy amounts payable upon liquidation with respect to any remaining issued shares having a preferential right to participate in assets upon liquidation. Also, the terms of the issue state that the Company may not redeem any shares unless accrued dividends have been paid in full on all outstanding shares, and also, if such redemption would reduce working capital below $9,000 or cash below $1,500. At September 30, 2003, the Company had accrued and unpaid dividends totaling $2,318 ($16.08 per share), a working capital deficiency of $25,849 and a cash balance of $53. The accrued and unpaid dividends on the series
A preferred stock are included in Redeemable Preferred Stock.
 No dividends were paid in 2003 or 2002. The Company's obligation to redeem shall be cumulative.

At September 30, 2003, the Company has reserved 739,320 shares of common stock for the conversion of outstanding Series A preferred stock.

The terms of the Series A preferred stock provide for the conversion of the preferred stock and accrued dividends into common stock, therefore, in accordance with FAS 150 this security is conditionally redeemable and outside the cope of FAS 150.

The following is a schedule of the changes in Redeemable
Preferred Stock for the years ended September 2003 and 2002.
                                    Series A
                                     Shares                  Amount

Balance September 30, 2001            144,185                 $3,987
Dividends                                   -                    138
Balance September 30, 2002            144,185                  4,125
Dividends                                   -                    138
Balance September 30, 2003            144,185                 $4,263

NOTE M - RELATED PARTIES

In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech. (See Note G, Long Term Debt-Affiliate.) At September 30, 2003, Transtech owned 51.9% of the Company's common stock and 71.8% of the Company's preferred stock. The Company is also indebted to Transtech in the amount of $14,882, at September 30, 2003, in the form of notes that were purchased from Triton. During fiscal 2003, the Company made no payments of the loans, and $790 of interest expense was recorded against these loans of which none was paid. During fiscal year 2002 the Company made no payments of the demand loans, and $884 of interest expense was recorded against these loans of which none was paid. At September 30, 2003, the Company has $8,270 of accrued interest due to Transtech recorded on the balance sheet.

In prior years, Transportech, Inc. (Transportech), a wholly-owned subsidiary of Transtech, advanced the Company $123.
 The unpaid balance at September 30, 2003 was $1.

As of September 30, 2003, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

RTB/AS recorded $119 of interest income in fiscal 2003 related to a note receivable from Mrs. Brant. The balance of the note receivable as of September 30, 2003 was $3,257.

For the year ended September 30, 2003 RTB/AS paid management fees in the amount of $167 to the Company's Chief Executive
Officer and Director Bobby Ray Adkins.

See Note B - Significant Transactions and Note G - Financing
Arrangements for additional related party transactions.

NOTE M - SUBSEQUENT EVENTS

None.




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

(10.65)   Transfer Agreement between Aero Services International,    *
          Inc. and TigerAir, Inc. dated November 8, 1995.

(10.66)   Non-Recourse Assignment and Assumption Agreement           *
          between Aero Services International, Inc. and TigerAir,
          Inc. dated November 8, 1995.

(10.67)   Promissory Note from TigerAir, Inc. to the Company dated   *
          November 8, 1995.

(10.68)   Line of Credit Note from TigerAir, Inc. to the Company     *
          dated November 8, 1995.

(10.69) Security Agreement between Aero Services International,
          Inc. and TigerAir, Inc. dated November 8, 1995.            *

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

(99.1)     Certification of Chief Executive Officer and Chief        *
	   Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)     Certification of Chief Executive Officer pursuant to      *
	   18 U.S.C. Section 1350, as adopted pursuant to Section
	   906 of the Sarbanes-Oxley Act of 2002.  (25)

(99.3)     Certification of Chief Accounting Officer pursuant to     *
	   18 U.S.C. Section 1350 as adopted pursuant to Section
	   906 of the Saranes-Oxley Act of 2002.  (25)

(99.4)     See (99.2).  (26)                                         *
(99.5)     See (99.3).  (26)                                         *
(99.6)     See (99.2).  (27)                                         *
(99.7)     See (99.3).  (27)                                         *
(99.8)     See (99.2).  (28)                                         *
(99.9)     See (99.3).  (28)                                         *
(99.10)   See (99.2).  (29)                                          *
(99.11)   See (99.3).  (29)                                          *
(99.12)   See (99.2).  (30)                                          *
(99.13)   See (99.3).  (30)                                          *

(99.14) Certification of Chief Executive Officer pursuant to 18
	   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.15) Certification of Chief Accounting Officer pursuant to 18
	   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

20. Incorporated by reference from the Company's Annual Report on Form 10-K dated January 12, 1994, File No. 1-10190.

21. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 28, 1994, File No. 1-10190.

22. Incorporated by reference from the Company's Current Report on Form 10-Q dated February 3, 1995, File No. 1-10190.

23. Incorporated by reference from the Company's Annual Report on Form 10-KSB dated February 29, 1996, File No. 1-10190.

24. Incorporated by reference from the Company's Annual Report on Form 10-KSB dated September 30, 2002, File No. 1-10190.

25. Incorporated by reference from the Company's Current Report on Form 10-QSB dated December 31, 2001, File No. 1-10190.

26. Incorporated by reference from the Company's Current Report on Form 10-QSB dated March 31, 2002, File No. 1-10190.

27. Incorporated by reference from the Company's Current Report on Form 10-QSB dated June 30, 2002, File No. 1-10190.

28. Incorporated by reference from the Company's Current Report on Form 10-QSB dated December 31, 2002, File No. 1-10190.

29. Incorporated by reference from the Company's Current Report on Form 10-QSB dated March 31, 2003, File No. 1-10190.

30. Incorporated by reference from the Company's Current Report on Form 10-QSB dated June 30, 2003, File No. 1-10190.

Exhibit 99.14

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of b-Fast Corp. (the "Company") on Form 10-KSB for the period ended September 30, 2003 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.





/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  January 9, 2004

Exhibit 99.15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of b-Fast Corp. (the "Company") on Form 10-KSB for the period ended September 30, 2003 as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3) the Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.





/s/ Paul R. Slack
Chief Accounting Officer
Date:  January 9, 2004