Form 10QSB
period 2003-12-31
B FAST CORP
filed 2004-02-13
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

?  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2003

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of February 9, 2004: Common stock
(without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one): Yes
  No X





b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I - Financial Information                                   Page Number


Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
December 31, 2003 (unaudited)                                      2

Consolidated Statements of Operations
three months ended December 31, 2003
and 2002 (unaudited)                                               4

Consolidated Statements of Cash Flows
three months ended December 31, 2003 and 2002
(unaudited)                                                        5

Notes to Consolidated Financial Statements - December 31, 2003
(unaudited)                                                        6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            10

        Forward-Looking Statements                                10

        Critical Accounting Policies                              10

        Results of Operation                                      11

        Liquidity and Capital Resources                           12

Item 3. Controls and Procedures                                   12


PART II - Other Information

Item 1.  Legal Proceedings                                        13

Item 2.  Changes in Securities and Use of Proceeds                13

Item 3.  Defaults Upon Senior Securities                          13

Item 4.  Submission of Matters to a Vote of Security Holders      13

Item 5.  Other Information                                        13

Item 6.  Exhibits and Reports on Form 8-K                         13

         Signature                                                14

ASSETS


CURRENT ASSETS
  Cash                                                        $    66
  Customer receivables, less allowance for
    doubtful accounts of $22                                      254
  Inventories                                                      47
  Prepaid expenses and other current assets                       118

TOTAL CURRENT ASSETS                                              485
PROPERTY AND EQUIPMENT
  Transportation equipment                                      1,576
  Machinery and equipment                                         202
  Furniture and fixtures                                           87
  Leasehold improvements                                           38

                                                                1,903

Less:  Accumulated depreciation
  and amortization                                                668

PROPERTY AND EQUIPMENT, NET                                     1,235

OTHER ASSETS
  Equity in unconsolidated subsidiary                           6,703

TOTAL ASSETS                                                  $ 8,423
























See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
  Short term borrowings                                       $    21
  Current maturities of long term debt-affiliate               14,879
  Current maturities of long term debt-other                      170
  Accounts payable-trade                                          256
  Accrued expenses
    Affiliate interest                                          8,460
    Fuel taxes                                                    850
    Interest and penalties-fuel taxes                           1,427
    Other                                                         479
TOTAL CURRENT LIABILITIES                                      26,542

LONG-TERM DEBT, less current maturities                         1,054

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - 500,000 shares designated - issued
    and outstanding 144,185 shares                              4,298
    (liquidation preference - $4,298)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
      no par value, 500,000 designated Series B cumulative
    convertible preferred stock, none issued and outstanding        -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares
    outstanding 7,998,052 shares                               10,705
  Additional paid-in capital                                    3,746
  Accumulated deficit                                         (37,685)
                                                              (23,234)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                       237

TOTAL STOCKHOLDERS' DEFICIENCY                                (23,471)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $ 8,423















See Notes to Consolidated Financial Statements

                                                  THREE MONTHS ENDED
                                                      December 31,

(Restated)
                                                   2003            2002

NET SALES                                        $  995          $  959

COST AND EXPENSES

Cost of sales                                       417             387

Departmental costs                                  543             542

Administrative costs                                147             137

Loss from operations                               (112)           (107)

Interest expense - other                            (12)            (18)

Interest expense - affiliate                       (190)           (207)

Equity in income of
  Unconsolidated subsidiary                          46              (4)

Other income (expense), net                          11               -

NET LOSS                                           (257)           (336)

Preferred dividends                                 (35)            (35)

Net loss applicable
  to common shareholders                         $ (292)         $ (371)

Net loss per share
  applicable to common
  shareholders

Basic and Diluted                                $(0.04)         $(0.05)

Weighted average shares
  outstanding:

  Basic and Dilutive                          7,998,052       7,998,052















See Notes to Consolidated Financial Statements

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                          (Restated)
                                                       2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $  (257)           $(336)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                         35               36
  Equity in income of unconsolidated subsidiary        (46)               4
  Change in assets and liabilities:
  Decrease in accounts receivable                       35                9
  Increase in inventory                                (35)             (11)
  (Increase) decrease in prepaid expense and
    other current assets                                 3               (2)
  Increase in accounts payable                          66               23
  Decrease in other accrued expenses                   (34)             (49)
  Increase in accrued interest - affiliate             190              207

  Total adjustments                                    214              217

  Net cash used in operating activities                (43)            (119)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                    -              (22)
  Return of investment in unconsolidated
    subsidiary                                         105              186

  Net cash provided by investing activities            105              164

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments of long-term debt-affiliate        (4)              (4)
  Principal payments of long-term debt-other           (45)             (48)

  Net cash used in financing activities                (49)             (52)

  Net increase (decrease) in cash & cash equivalents    13               (7)
  Cash and cash equivalents at beginning of period      53              148

  Cash and cash equivalents at end of period       $    66           $  141

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                       $    12          $    18

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $35 in each of the three-month periods ended December 31, 2003 and 2002.




See Notes to Consolidated Financial Statements.

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 2003, consolidated statements of earnings for the three month periods ended December 31, 2003 and 2002, and the consolidated statements of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2003 and for all periods presented have been made.

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS, L.L.C. ("RTB/AS") under the equity method.
 Prior to this date, this entity was consolidated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 annual report on Form 10-KSB. The results of operations for the three-month periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2003 the Company had a working capital deficiency of $26,057, stockholder's deficiency of $23,473, and incurred a net loss of $257 for the three months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective October 1, 2001, the Company began accounting for
RTB/AS under the equity method. RTB/AS's tax year end is December
31.  Condensed financial information of RTB/AS is as follows:

	Balance Sheet                                     As of
     (in thousands)                              December 31, 2003
	Assets
        Cash                                             $  664
        Investments                                       2,000
        Note and Interest Receivable - Member             3,411
        Advance Receivable - Member                         633
        Advance Receivable - Member                         132
           Total assets                                  $6,840

	Liabilities and members' equity
        Accounts Payable                                 $    4
        Member's Equity                                   6,836
           Total liabilities and members- equity         $6,840

        Statement of Operations                    Three months ended
        (in thousands)                             September 30, 2003

        Revenues                                         $   50
        Net income                                       $   47

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

NOTE 5:  FINANCING ARRANGEMENTS

Short-Term Borrowings
The Company has an available line of credit of $175 due to expire on March 15, 2004, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act. There is $21 outstanding on the line of credit at December 31, 2003.

Current Maturities of Long Term Debt-Affiliate
Included in this category are $7,969 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as short term because the Company has a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004, and there has been no further extension of the repayment terms.

Long Term Debt
This category includes $72 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company owes $1,152 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. Of the total $1,224, $170 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three-month periods ended December 31, 2003 and 2002 no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech
(holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,879. Relative to this debt, the Company had accrued interest of $8,460 at December 31, 2003. During the three months ended December 31, 2003 the Company paid none of the interest and $4 of principal to Transtech.

As of December 31, 2003, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year.
 The Company has been billed and paid $38 through December 31, 2003.

At December 31, 2003 the Company has included in its financial statements an accrual for environmental remediation of $104. The Company is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

NOTE 9:  RESTATEMENT
As disclosed in the Company's financial statements for the year ended September 30, 2003 included in Form 10-KSB, management determined that interest expense in the September 30, 2002 financial statements should be restated to reflect the correction of errors. This error also effected the Company's 2003 quarterly reporting and, therefore, the Company has restated the prior year quarterly results as follows:

                                            As Previously          As
                                              Reported         Restated
Statement of Operations:
Net Loss (1)                                   $(347)            $(336)
Interest expense-other (1)                     $ (29)             $(18)
Net loss applicable to
  common shareholders (1)                      $(382)            $(371)
Basic and diluted net loss
  per common share                            $(0.05)           $(0.05)

(1) Interest expense was overstated by $11 as a result of using an incorrect amortization schedule to record the interest expense and principle reduction on the note due Cessna.

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

Results of Operations

The following table presents, as a percentage of total sales, certain selected financial data for the Company for the periods indicated.

                                                 Three Months Ended
                                                    December 31,
                                                  2003         2002

Net Sales                                       100.0%       100.0%
Cost of Sales                                    41.9         40.4
Departmental costs                               54.6         56.5
Administrative costs                             14.8         14.3
Equity in income of
 Unconsolidated subsidiary                        4.6         (0.4)
Interest expense                                 20.2         24.6
Other income                                      1.1            -
Net loss                                        (25.8)       (36.2)

Sales for the three month period ended December 31, 2003 increased $36 (3.8%) over the same period in 2002. Sales and services to commercial aircraft remained the same, but military fuel sales increased by $32 and general aviation sales increased by $13. The largest decrease was in monthly and transient hanger rental of $7.

Cost of sales rose 1.5% of sales in 2003, primarily because rising fuel costs were not reflected at the same rate in selling prices. The cost of sales of jet fuel in 2003 was 55.9% while in 2002 it was 50.5%.

Departmental costs rose only $1 in 2003, but as a percentage of sales decreased by 1.9%. Decreases in salaries and benefits of $19 and insurances premiums of $16, were offset by increases in aircraft maintenance of $20 and real estate rent of $15.

Administrative expenses increased by $10 (7.3%) in 2003.
Increases in professional fees of $10 and bad debt expense of $11 were offset by decreases in directors and auditor fees of $4, travel expenses of $3 and telephone costs of $2.

Equity in income of unconsolidated subsidiary is the Company's share of income or loss in RTB/AS during the three-month period.

Interest expense-affiliate decreased $17 as a result of two prime rate reductions, a 0.5% in November 2002 and a 0.25% in June
2003.

Liquidity and Capital Resources

During the three months ended December 31, 2003, the Company used
$43 of cash in operations and received $105 from return on investment in unconsolidated subsidiary. Also, $49 was used to retire debt.

Working capital decreased $208 to ($26,057) from September 30,
2003 to December 31, 2003.  Current assets decreased $10.
Current liabilities increased $218 with the major increase in affiliate interest of $190.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses in the prior fiscal year. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2004 the major source of cash is expected to be provided by return on investment in unconsolidated subsidiary.

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

ITEM 1. - LEGAL PROCEEDINGS

	b-Fast is aware of only one legal action against the Company. The action was initiated by the taxing authority of the State of New York and is described in the following paragraph.
It is possible that there are unasserted, potential claims against the Company. Such claims could be asserted against the Company at some point in the future. It is not uncommon for the Company to encounter litigation that arises as a result of Company business operations.

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. The Company has commenced discussions with collections representatives from the State of New York to resolve the claim. The Company also is examining the Offer in Compromise Program established by the New York State Department of Taxation and Finance as an option to resolve the liability at a reduced amount. The Company is unable to predict if efforts at compromising the liability will be successful and if so, what the final liability may be.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

	None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5. - OTHER INFORMATION

	None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following in a list of exhibits filed as part of the form 10-QSB.

99.16 	Certification of Bobby Ray Adkins pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.17		Certification of Paul R. Slack pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:  None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


b-FAST CORP.
(Registrant)


/s/ Paul R. Slack
 (Signature)
Paul R. Slack
Chief Accounting Officer and Controller
Date:  February 12, 2004


/s/ Bobby R. Adkins
(Signature)
Bobby R. Adkins
President and Chief Executive Officer
Date:  February 12, 2004

CERTIFICATION

I, Paul R. Slack, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of b-
Fast Corp;

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


Date:  February 12, 2004



/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer


CERTIFICATION

I, Bobby Ray Adkins, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of b-
Fast Corp;

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

	Date:  February 12, 2004



/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer

EXHIBIT 99.16

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2003 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  February 12, 2004

EXHIBIT 99.17

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2003, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  February 12, 2004