Form 10QSB
period 2004-03-31
B FAST CORP
filed 2004-05-17
CIK 350200

U. S. Securities and Exchange Commission
                     Washington, D.C. 20549

                           Form 10-QSB

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No  ___

State  the  number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of May 12,  2004:   Common  stock
(without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one): Yes  _
No  X_



                  b-FAST CORP. AND SUBSIDIARIES

                              INDEX






PART I -  Financial Information                             Page
Number


Item 1.  Financial Statements
Consolidated Balance Sheet
March 31, 2004 (unaudited)                                    2

Consolidated Statements of Operations
three months and six months ended March 31, 2004
and 2003 (unaudited)                                          4

Consolidated Statements of Cash Flows
six months ended March 31, 2004 and 2003
(unaudited)                                                   5

Notes to Consolidated Financial Statements - March 31, 2004
(unaudited)                                                   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       12

         Forward-Looking Statements

         Critical Accounting Policies

         Results of Operations

         Liquidity and Capital Resources

Item 3.  Control and Procedure                               15

PART II - Other Information

Item 1.  Legal Proceedings                                   16

Item 2.  Changes in Securities and Use of Proceeds           16

Item 3.  Defaults Upon Senior Securities                     16

Item 4.  Submission of Matters to a Vote of Security Holders
16

Item 5.  Other Information                                   16

Item 6.  Exhibits and Reports on Form 8-K                    17

         Signatures                                          18

ASSETS


CURRENT ASSETS
  Cash                                                  $   51
  Customer receivables, less allowance for
    doubtful accounts of $22                               314
  Inventories                                               34
  Prepaid expenses and other current assets                113

TOTAL CURRENT ASSETS                                       512

PROPERTY AND EQUIPMENT
  Transportation equipment                               1,576
  Machinery and equipment                                  209
  Furniture and fixtures                                    87
  Leasehold improvements                                    45

                                                         1,917

Less:  Accumulated depreciation
  and amortization                                         704

PROPERTY AND EQUIPMENT, NET                              1,213

OTHER ASSETS
  Equity in unconsolidated subsidiary                    6,580

TOTAL ASSETS                                            $8,305


















See Notes to Consolidated Financial Statements.
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Short-term borrowings                                $    24
  Current maturities of long term debt-affiliate        14,874
  Current maturities of long term debt-other               172
  Accounts payable-trade                                   243
  Accrued expenses
    Affiliate interest                                   8,648
    Fuel taxes                                             850
    Interest and penalties-fuel taxes                    1,427
    Other                                                  506
TOTAL CURRENT LIABILITIES                               26,744

LONG-TERM DEBT, less current maturities                  1,018

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - authorized 500,000 shares - issued
    and outstanding 144,185 shares                       4,334
    (liquidation preference - $4,334)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series A cumulative
    convertible preferred stock                              -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares;
    outstanding 7,998,052 shares                        10,705
  Additional paid-in capital                             3,709
  Accumulated deficit                                  (37,968)
                                                       (23,554)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                237

TOTAL STOCKHOLDERS' DEFICIENCY                         (23,791)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY           $ 8,305











See Notes to Consolidated Financial Statements.
                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                             March 31,              March 31,
                                             (Restated)           (Restated)
                                        2004      2003         2004       2003

NET SALES                             $1,084    $  940       $ 2,079    $1,899

COST AND EXPENSES

Cost of sales                            482       415           899       802
Departmental costs                       587       546         1,130     1,088
Administrative costs                     145       146           292       283

Loss from operations                    (130)     (167)         (242)     (274)

Interest expense - other                 (11)      (17)          (23)      (35)

Interest expense - affiliate            (188)     (196)         (378)     (403)

Equity in income
  Unconsolidated subsidiary               37        32            83        28

Other income (expense), net                8         5            19         5

NET LOSS                                (284)     (343)         (541)     (679)

Preferred dividends                      (34)      (34)          (69)      (69)

Net loss applicable
  to common shareholders               $(318)   $ (377)       $ (610)    $(748)

Net loss per share
  applicable to common
  shareholders

Basic and Dilutive                    $(0.04)   $(0.05)      $ (0.08)  $ (0.10)

Weighted average shares
  outstanding:

Basic and Dilutive                 7,998,052  7,998,052     7,998,052  7,998,052










See Notes to Consolidated Financial Statements.

                                                 SIX MONTHS ENDED
                                                      MARCH 31,
                                                     (Restated)
                                                  2004      2003
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $(541)    $(679)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                     71        72
  Equity in income of unconsolidated subsidiary    (83)      (28)
  Change in assets and liabilities:
  Increase in accounts receivable                  (25)      (31)
  (Increase) decrease in inventory                 (22)        6
  (Increase) decrease in other current assets        8       (13)
  Increase in accounts payable                      53        42
  Decrease in other accrued expenses                (7)      (39)
  Increase in accrued interest - affiliate         378       402

  Total adjustments                                373       411

  Net cash used in operating activities           (168)     (268)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment              (7)      (24)
  Return on investments in
    unconsolidated subsidiary                      265       336

  Net cash provided by investing activities        258       312

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from short-term borrowings                3         -
  Principal payments of long-term debt-affiliate    (9)       (9)
  Principal payments of long-term debt-other       (86)      (81)

  Net cash used in financing activities            (92)      (90)

  Net decrease in cash & cash equivalents           (2)      (46)
  Cash and cash equivalents at beginning of period  53       148

  Cash and cash equivalents at end of period     $  51    $  102





                                               SIX MONTHS ENDED
                                                    MARCH 31,
                                               2004         2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                     $ 23          $ 35

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
 Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $71 in each of the six-month periods ended March 31, 2004 and 2003.

 The Company incurred debt in the amount of $7 upon purchasing property and equipment.




































See Notes to Consolidated Financial Statements.
NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2004, consolidated statements of operations for the three and six month periods ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the six month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2004 and for all periods presented have been made.

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS, L.L.C. ("RTB/AS") under the equity method.
Prior to that date, this entity was consolidated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 annual report on Form 10-KSB. The results of operations for the three and six month periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2004 the Company had a working capital deficiency of $26,232, stockholder's deficiency of $23,791, and incurred a net loss of $541 for the six months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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



NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective October 1, 2001, the Company began accounting for its investment in RTB/AS under the equity method. RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

     Balance Sheets                                    As of
     (in thousands)                               March 31, 2004

     Assets
     Cash                                              $  505
     Investments                                        2,000
     Note and Interest Receivable - Member              3,446
     Advance Receivable - Member                          633
     Advance Receivable - Member                          132
       Total assets                                    $6,716
     Liabilities and members' equity
       Accounts  Payable                                   $4
       Member's  Capital                                6,712
    Total liabilities and members' equity              $6,716

     Statement of Operations                           Six-months ended
          (in thousands)                                March 31, 2004

      Revenues                                                 $  100

      Net  income                                                 $83

Management has estimated the advance receivable - member of $633.
This amount is subject to a true-up calculation, which may effect the realization of this amount.

After Brant's death on June 28, 2000 his 30% ownership in the auto racing entity became part of his estate. By December 2002, the estate was settled and the ownership was transferred to his widow, Mrs. Brant. In April 2003, Mrs. Brant sold 24% of her ownership in the auto racing entity. Relating to this sale, RTB/AS received $2,747 on May 1, 2003, with $1,008 of that total being a principal payment on the $4,265 note receivable from Mrs. Brant.

NOTE 5:  FINANCING ARRANGEMENTS

Short-Term Borrowings
The Company had an available line of credit of $175 which expired on March 31, 2004, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act. The line of credit requires an annual renewal, which is currently in process, and the Company expects to renew through March 15, 2005. There is an outstanding balance of $24 on the line of credit at March 31, 2004.

Current Maturities of Long Term Debt-Affiliate
Included in this category are $7,964 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as short term because the Company had a Note Modification Agreement with Transtech whereby Transtech had agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004, and there has been no further extension of the repayment terms.

Long Term Debt-Other
This category includes $62 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company owes $1,121 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. The Company also owes a finance company $7 for the lease purchase of a truck lift. Of the total $1,190, $172 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three and six month periods ended March 31, 2004 and 2003, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,874. Relative to this debt, the Company had accrued interest of $8,648 at March 31, 2004. During the six months ended March 31, 2004 the Company paid none of the interest and $9 of the principal to Transtech.

As of March 31, 2004, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through March 31, 2004.

At  March  31,  2004 the Company has included  in  its  financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

                                Three Months Ended            Six Months Ended
                                  March 31, 2003                March 31, 2003
                      As Previously      As               As Previously     As
                        Reported      Restated            Reported    Restated

Statement of Operations:
Net Loss (1)             $(354)        $(343)              $(701)       $(679)
Interest
  expense-other (1)      $ (28)        $ (17)              $ (57)        $(35)
Net loss applicable
  to common
  shareholders (1)       $(388)        $(377)              $(770)       $(748)
Basic and diluted net
  loss per common share $(0.05)       $(0.05)             $(0.10)      $(0.10)

(1) Interest expense was overstated by $11 during the three months ended March 31, 2003 and by $22 during the six months ended March 31, 2003 as the result of using an incorrect amortization schedule to record the interest expense and principal reduction on the note due Cessna.


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

Critical Accounting Policies

b-Fast Corp.`s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: investment accounting, allowance for doubtful accounts and long-lived assets. We discuss these policies further below, as well as the estimates and management's judgments involved. We believe these policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.
The Company uses the equity method of accounting for their investment in an unconsolidated subsidiary. The Company exercises significant influence by maintaining the entity's checkbook, accumulating data for tax returns and having the President and Chief Executive Officer serve as the manager of the unconsolidated subsidiary.
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of recoverability of amounts due us could be adversely affected.
We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over four to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation in future periods. We review for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," utilizing cash flows which take into account management's estimates of future operations.

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                         Three Months Ended          Six Months Ended
                              March 31,                  March 31,
                          2004         2003           2004       2003

Net Sales                 100.0%       100.0%        100.0%     100.0%
Cost of Sales              44.5         44.2          43.2       42.2
Departmental costs         54.2         58.1          54.4       57.3
Administrative costs       13.2         15.5          14.0       14.9
Equity in income of
  unconsolidated
  subsidiary                3.4          3.4           4.0        1.5
Interest expense           18.4         22.6          19.3       23.1
Other income (expense)      0.7          0.5           0.9        0.2
Net loss                  (26.2)       (36.5)        (26.0)     (35.8)

Sales for the six-month period ended March 31, 2004 increased $180 (9.5%) compared to the same period in 2003. Fuel sales increased $77, sales and services to commercial aircraft increased $52, and aircraft deicing increased $53 as a result of additional equipment purchased in February 2003. Landing fees collected, an indicator of general aviation traffic at the airport, rose 9.4% in the current period. Sales for the three month period ended March 31, 2004 increased $144 (15.3%) over the same period in 2003. Fuel sales increased $36, sales and services to commercial aircraft increased $43, and aircraft deicing increased $44.

Cost of sales as a percentage of sales increased from 42.2% to 43.2% during the six-month period ending March 31, 2004 as compared to the same period in 2003. Such small fluctuations occur due to changes in the sales mix. During the three month period ended March 31, 2004 the cost of sales percentage increased from 44.2% to 44.5%.

Departmental costs increased $42 for the six-month period ended March 31, 2004. Rent and utilities increased a combined $55 due to the rental of additional hanger space during the current period, and aircraft maintenance increased $64. These increases were offset by decreases in insurance expense of $29, payroll and benefits of $17, building maintenance of $12, and real estate taxes of $16. The majority of the changes described above occurred during the three month period ended March 31, 2004, when the net increase was $41 over the previous year.

Administrative costs increased $9 during the six months ended March 31, 2004 as compared to 2003. Professional fees increased $15 and an increase in a reserve for a note receivable caused an increase of $23. These increases were offset by reductions of $20 in travel and related expenses, $2 in auditing fees, and various other expenses in this category, each of which decreased somewhere below $1. During the three-month period ended March 31, 2004 total administrative costs decreased by $1, with most of the variations in the same costs as described for the six-month period. Equity in income of unconsolidated subsidiary is the
Company's share of income in RTB/AS during the three and six month periods.

Interest expense-affiliate decreased $25 as a result of two prime rate reductions, a 0.5% in November 2002 and a 0.25% in June
2003.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2004, the Company used $168 of cash in operations and received $265 from return on investments in unconsolidated subsidiary. Additionally, $7 was used to purchase equipment, and $92 was used to retire debt.

Working  capital decreased $380 to ($26,232) from  September  30,
2003 to March 31, 2004. Current assets increased $37. Current liabilities increased $417 with the major increase in affiliate interest of $378.

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

   99.18Certification of Bobby Ray Adkins pursuant to  18  U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.19Certification  of  Paul R. Slack pursuant  to  18  U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:  None.
                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     b-FAST CORP.
     (Registrant)



____________________________________
                         (Signature)
Paul R. Slack
Chief Accounting Officer
and Controller
Date:  May 14, 2004



_____________________________________
                          (Signature)
Bobby R. Adkins
President and Chief Executive Officer
Date:  May 14, 2004
                          CERTIFICATION

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

Date:  May 14, 2004


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

Date:  May 14, 2004


/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer

EXHIBIT 99.18

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  the Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  May 14, 2004
EXHIBIT 99.19

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  the Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  May 14, 2004