Form 10QSB
period 2004-06-30
B FAST CORP
filed 2004-08-12
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

?	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2004: Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one): Yes  _    No  X_





b-FAST CORP. AND SUBSIDIARIES

INDEX






PART I -  Financial Information                            Page Number


Item 1.  Financial Statements
Consolidated Balance Sheet
June 30, 2004 (unaudited)                                      2

Consolidated Statements of Operations
three months and nine months ended June 30, 2004
and 2003 (unaudited)                                           4

Consolidated Statements of Cash Flows
nine months ended June 30, 2004 and 2003
(unaudited)                                                    5

Notes to Consolidated Financial Statements - June 30, 2004
(unaudited)                                                    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        12

         Forward-Looking Statements

         Critical Accounting Policies

         Results of Operations

         Liquidity and Capital Resources

Item 3.  Control and Procedure                                15

PART II - Other Information

Item 1.  Legal Proceedings                                    16

Item 2.  Changes in Securities and Use of Proceeds            16

Item 3.  Defaults Upon Senior Securities                      16

Item 4.  Submission of Matters to a Vote of Security Holders  16

Item 5.  Other Information                                    16

Item 6.  Exhibits and Reports on Form 8-K                     16

         Signatures                                           18



ASSETS


CURRENT ASSETS
  Cash                                                              $   62
  Customer receivables, less allowance for
    doubtful accounts of $22                                           284
  Inventories                                                           21
  Prepaid expenses and other current assets                            107

TOTAL CURRENT ASSETS                                                   474

PROPERTY AND EQUIPMENT
  Transportation equipment                                           1,576
  Machinery and equipment                                              218
  Furniture and fixtures                                                87
  Leasehold improvements                                                38

                                                                     1,919

Less:  Accumulated depreciation
  and amortization                                                     741

PROPERTY AND EQUIPMENT, NET                                          1,178

OTHER ASSETS
  Equity in unconsolidated subsidiary                                5,910

TOTAL ASSETS                                                        $7,562


















See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS'  DEFICIENCY

CURRENT LIABILITIES
  Short-term borrowings                                               $    24
  Current maturities of long term debt-affiliate                       14,870
  Current maturities of long term debt-other                              172
  Accounts payable-trade                                                  209
  Accrued expenses
    Affiliate interest                                                  8,836
    Fuel taxes                                                            850
    Interest and penalties-fuel taxes                                   1,427
    Other                                                                 489
TOTAL CURRENT LIABILITIES                                              26,877

LONG-TERM DEBT, less current maturities                                   981

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - authorized 500,000 shares - issued
    and outstanding 144,185 shares                                      4,369
    (liquidation preference - $4,369)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series A cumulative
    convertible preferred stock                                             -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares;
    outstanding 7,998,052 shares                                       10,705
  Additional paid-in capital                                            3,674
  Accumulated deficit                                                 (38,807)
                                                                      (24,428)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                               237

TOTAL STOCKHOLDERS' DEFICIENCY                                        (24,665)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                          $ 7,562











See Notes to Consolidated Financial Statements.


                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                     June 30,             June 30,
                                   (Restated)            (Restated)
                               2004      2003          2004        2003

NET SALES                     $ 987    $  880       $ 3,066     $ 2,779

COST AND EXPENSES

Cost of sales                   379       362         1,278       1,164
Departmental costs              530       516         1,660       1,604
Administrative costs            122       136           414         419

Loss from operations            (44)     (134)         (286)       (408)

Interest expense - other        (11)      (18)          (34)        (53)

Interest expense - affiliate   (188)     (196)         (566)       (599)

Equity in income
  Unconsolidated subsidiary      38       168           121         195

Other income (expense), net       -        35            19          40

NET LOSS                       (205)     (145)         (746)       (825)

Preferred dividends             (35)      (35)         (104)       (104)

Net loss applicable
  to common shareholders      $(240)   $ (180)       $ (850)      $(929)

Net loss per share
  applicable to common
  shareholders

Basic and Dilutive           $(0.03)   $(0.02)      $ (0.11)    $ (0.12)

Weighted average shares
  outstanding:

Basic and Dilutive        7,998,052 7,998,052     7,998,052   7,998,052










See Notes to Consolidated Financial Statements.



                                                     NINE MONTHS ENDED
                                                           JUNE 30,
                                                         (Restated)
                                                     2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $(746)         $(825)

 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation and amortization                        107            108
 Equity in income of unconsolidated subsidiary       (121)          (195)
 Change in assets and liabilities:
 Decrease in accounts receivable                        5              8
 (Increase) decrease in inventory                      (9)            10
 (Increase) decrease in other current assets           14            (11)
 Increase in accounts payable                          19             30
 Decrease in other accrued expenses                   (24)           (47)
 Increase in accrued interest - affiliate             566            599

 Total adjustments                                    557            502

 Net cash used in operating activities               (189)          (323)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of property and equipment                  (16)           (25)
 Return on investments in
  unconsolidated subsidiary                           340            385

 Net cash provided by investing activities            324            360

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from short-term borrowings                    3              -
 Proceeds from long-term borrowings                     7              -
 Principal payments of short-term debt-affiliate      (13)           (13)
 Principal payments of long-term debt-other          (123)          (117)

 Net cash used in financing activities               (126)          (130)

 Net increase (decrease) in cash and cash equivalents   9            (93)
 Cash and cash equivalents at beginning of period      53            148
 Cash and cash equivalents at end of period         $  62          $  55


                                                      NINE MONTHS ENDED
                                                            JUNE 30,
                                                          (Restated)
                                                     2004          2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                           $ 34          $ 52

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $104 in each of the nine-month periods ended June 30, 2004 and 2003.

The Company incurred debt in the amount of $7 upon purchasing property and equipment in January 2004.




































See Notes to Consolidated Financial Statements.


NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2004, consolidated statements of operations for the three and nine month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the nine month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2003 annual report on Form 10-KSB. The results of operations for the three and nine month periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At June 30, 2004, the Company had a working capital deficiency of $26,403, stockholder's deficiency of $24,665, and incurred a net loss of $746 for the nine months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company accounts for its investment in RTB/AS under the equity method. RTB/AS's tax year-end is December 31. Condensed financial information of RTB/AS is as follows:

        Balance Sheets                                            As of
        (in thousands)                                      June 30, 2004

	Assets
        Cash                                                   $  442
        Investments                                             2,000
        Note and Interest Receivable - Member                   3,473
        Advance Receivable - Member                               132
          Total assets                                         $6,047
        Liabilities and members' equity
                Accounts Payable                               $    4
        Member's Equity                                         6,043
          Total liabilities and members' equity                $6,047

       Statement of Operations                          Nine-months ended
        (in thousands)                                    June 30, 2004

        Revenues                                               $  141

        Net income                                             $  122

The above balance sheet includes a correction of an accounting error recently detected in the financial statements of RTB/AS as of September 30, 2002. Advance receivable - Member and Member's Equity have both been reduced by $633. There is no effect on the statement of operations.

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

NOTE 5:  FINANCING ARRANGEMENTS

Short-Term Borrowings
The Company has an available line of credit of $175 which expires on March 31, 2005, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act. There is an outstanding balance of $24 on the line of credit at June 30, 2004.

Current Maturities of Long Term Debt-Affiliate
Included in this category are $7,960 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. These amounts are classified as short term because the Company had a Note Modification Agreement with Transtech whereby Transtech had agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2004, and there has been no further extension of the repayment terms.

Long Term Debt-Other
This category includes $57 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company owes $1,090 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. The Company also owes a finance company $6 for the lease purchase of a truck lift. Of the total $1,153, $172 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three and nine month periods ended June 30, 2004 and 2003, no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive by increasing the weighted average number of common shares outstanding by 576,740 shares.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 51.9% of common stock and 71.8% of preferred) in the amount of $14,870. Relative to this debt, the Company had accrued interest of $8,836 at June 30, 2004. During the nine months ended June 30, 2004 the Company paid none of the interest and $9 of the principal to Transtech.

As of June 30, 2004, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

NOTE 8:  CONTINGENT LIABILITIES

New York Fuel Tax

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,277. The Company has commenced discussions with collections representatives from the State of New York to resolve the claim. The Company also is examining the Offer in Compromise Program established by the New York State Department of Taxation and Finance as an option to resolve the liability at a reduced amount. The Company is unable to predict if efforts at compromising the liability will be successful and if so, what the final liability may be.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through June 30, 2004.

At June 30, 2004 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

                             Three Months Ended          Nine Months Ended
                                June 30, 2003              June 30, 2003
                         As Previously      As       As Previously   As
                           Reported      Restated      Reported   Restated

Statement of Operations:
Net Loss (1)                $(156)        $(145)        $(858)     $(825)
Interest
  expense-other (1)         $ (29)        $ (18)        $ (86)     $ (53)
Net loss applicable
  to common
  shareholders (1)          $(191)        $(180)        $(962)     $(929)
Basic and diluted net
  loss per common share    $(0.02)       $(0.02)       $(0.12)    $(0.12)

(1) Interest expense was overstated by $11 during the three months ended June 30, 2003 and by $33 during the nine months ended June 30, 2003 as the result of using an incorrect amortization schedule to record the interest expense and principal reduction on the note due Cessna.




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

Results of Operations:
The following table presents as a percentage of total sales certain selected financial data for the Company for the periods indicated.

                         Three Months Ended          Nine Months Ended
                              June 30,                   June 30,
						 (restated)			    (restated)
                          2004         2003           2004       2003

Net Sales                 100.0%       100.0%        100.0%	 100.0%
Cost of Sales              38.4         41.1          41.1 	  41.9
Departmental costs         53.7         58.6          54.1 	  57.7
Administrative costs       12.4         15.5          13.5 	  15.1
Equity in income of
  unconsolidated
  subsidiary                3.9         19.1           4.0 	   7.0
Interest expense           20.2         24.4          19.6 	  23.4
Other income (expense)        -          4.0           0.6 	   1.4
Net loss                  (20.8)       (16.5)        (24.3)	 (29.7)

Sales for the nine-month period ended June 30, 2004 increased $287 (10.3%) compared to the same period in 2003. Fuel sales increased $55, sales and services to commercial aircraft increased $115, and aircraft deicing increased $48 as a result of additional equipment purchased in February 2003. Landing fees collected, an indicator of general aviation traffic at the airport, rose 17% in the current nine-month period. Sales for the three-month period ended June 30, 2004 increased $107 (12.2%) over the same period in 2003. Fuel sales decreased $19, sales and services to commercial aircraft increased $79, and aircraft charter income increased $32. There was no charter income in 2003.

Cost of sales as a percentage of sales decreased from 41.9% to 41.7% during the nine-month period ending June 30, 2004 as compared to the same period in 2003. Such small fluctuations occur due to changes in the sales mix. During the three month period ended June 30, 2004 the cost of sales percentage decreased from 41.1% to 38.4%.

Departmental costs increased $56 (3.5%) for the nine-month period ended June 30, 2004. Rent and utilities increased a combined $74 due to the rental of additional hanger space during the current period, and aircraft maintenance increased $66. These increases were offset by decreases in insurance expense of $45, building maintenance of $14, and real estate taxes of $24. During the three month period ended June 30, 2004, departmental costs increased $14 over the previous year.

Administrative costs decreased $5 during the nine months ended June 30, 2004 as compared to 2003. An increase in a reserve for a note receivable caused an increase of $35. This increase was offset by reductions of $24 in travel and related expenses, $3 in auditing fees, and $3 in telephone expense. During the three-month period ended June 30, 2004 total administrative costs decreased by $14. An increase in a reserve for a note receivable of $12 was offset by a $14 reduction in professional fees, a $5 reduction in travel expenses, a $3 reduction in legal fees, and a $3 reduction in various fees and bank service charges. Equity in income of unconsolidated subsidiary is the Company's share of income in RTB/AS during the three and nine month periods.

Interest expense-affiliate decreased $33 as a result of two prime rate reductions, a 0.5% in November 2002 and a 0.25% in June 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2004, the Company used $189 of cash in operations and received $340 from return on investments in unconsolidated subsidiary. Additionally, $16 was used to purchase equipment, and $126 was used to retire debt.

Working capital decreased $554 to ($26,403) from September 30, 2003 to June 30, 2004. Current assets decreased $1. Current liabilities increased $553 with the major increase in affiliate interest of $566.

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


ITEM 3. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.



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

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,277. The Company has commenced discussions with collections representatives from the State of New York to resolve the claim. The Company also is examining the Offer in Compromise Program established by the New York State Department of Taxation and Finance as an option to resolve the liability at a reduced amount. The Company is unable to predict if efforts at compromising the liability will be successful and if so, what the final liability may be.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. - OTHER INFORMATION

  None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following in a list of exhibits filed as part of the form 10-QSB.

31.1	Certification of Bobby Ray Adkins pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

31.2	Certification of Paul R. Slack pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002


32.1	Certification of Bobby Ray Adkins pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul Slack pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:  None.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	b-FAST CORP.
	(Registrant)



____________________________________
                         (Signature)
Paul R. Slack
Chief Accounting Officer
and Controller
Date:  August 11, 2004



_____________________________________
                          (Signature)
Bobby R. Adkins
President and Chief Executive Officer
Date:  August 11, 2004


EXHIBIT 31.1

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

Date:  August 11, 2004


/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer


EXHIBIT 31.2

CERTIFICATION

I, Bobby Ray Adkins, certify that:

1.	I have reviewed this quarterly report on Form 10-KSB of b-Fast Corp;

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

Date:  August 11, 2004


/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer



EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  August 11, 2004


EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  August 11, 2004