Form 10KSB
period 2004-09-30
B FAST CORP
filed 2004-12-29
CIK 350200

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended September 30, 2004

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
   For the transition period from           to
Commission file number 1-10190-0
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

State issuer's revenues for the year ended September 30, 2004. $4,119,435

State the aggregate market value of the voting stock held by non-affiliates as of September 30, 2004.

-       Common Stock (without par value)                          $59,492
(1) See Note Below

-	Series A Cumulative Convertible
Preferred Stock                                                   $11,381
(2) See Note Below




(1)	Based upon the average bid and asked prices
of b-Fast's Common Stock as of September 30, 2004.

(2)	Based upon the average bid and asked price of
b-Fast's Series A Cumulative Convertible
Preferred Stock as of August 18, 2004, the last date for which a published bid and asked price is available.

State the number of shares outstanding of each of the Company's classes of common equity as of September 30, 2004:

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

During fiscal year 1999, b-Fast entered into several transactions involving the auto racing industry, all of which were anticipated to diversify the business risks associated with our then dependency on general aviation services. During fiscal year 2002, these transactions produced a major source of our cash flow, amounting to $1,279,000. During fiscal year 2003 we received $451,000 from RTB/AS, L.L.C. ("RTB/AS"), which more than offset the $358,000 used in operations.
During fiscal year 2004 we received $405,000 from RTB/AS again more than offsetting the $244,000 used in operations. We expect a similar cash flow in fiscal 2005.

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

In June 1999, we acquired a 50% non-voting interest in Brant Motorsports, LLC, ("LLC"), a Delaware limited liability company, with Brant owning a 50% voting interest. In
January 2000, as part of a restructuring of its operations and finances, Inc. transferred all of its assets and liabilities to LLC. The transfer offered an opportunity for us to collect on the indebtedness of Inc. In connection with the transfer of the indebtedness from Inc. to LLC, Inc. obtained relief from us from collection on all amounts outstanding. However, in recent years the project of getting a racetrack built by LLC has continued forward slowly and we advanced additional amounts to pay for consulting services on behalf of LLC.
These advances were also reserved, and the reserved amounts total $2,343,000 at September 30, 2004.

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

SUPPLIES

48% of our sales during the fiscal year ended
September 30, 2004 was derived from the sale of fuel. The availability of an adequate supply of fuel, particularly jet fuel, is critical to our operations. In order to develop a more stable fuel supply arrangement, we entered into a fueling agreement with Avfuel Corporation beginning in October 1998.
 Management believes that our present allocations of fuel and other supplies are adequate to meet overall demand for the foreseeable future. Supplies could be interrupted, curtailed or allocated to other providers of fuel services for a variety of reasons, including, but not limited to, a refinery shutdown, severe weather or war.

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

We do not presently maintain insurance covering losses associated with environmental contamination. As of September 30, 2004, we are aware of three potential claims for environmental contamination. The first site involves a formerly operated facility in North Carolina where we may be liable (jointly with others) for cleanup of a fuel farm. Our liability in the matter is limited to $47,000. The second claim involves a site (sold in June 1988) in Wisconsin where we believe we have substantially completed the cleanup and are in the process of reaching closure. Costs of the Wisconsin cleanup are substantially borne by a Trust Fund of the State of Wisconsin. The third site involves a facility in Illinois which was sold by us in 1999. At the time of the sale, we established an escrow fund of $390,000 to provide for any cleanup which may be necessary when the fuel tanks are later removed. This escrow fund expired in March 2002 and $445,000 was returned to us. To the best of our knowledge, the fuel tanks have not been removed as of September 30, 2004.

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

EMPLOYEES

As of September, 2004, we had 27 full-time and 3 part-time employees. None of our employees is represented by a union.

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

	From December 1994 through December 1996, b-Fast received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993
(collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. We timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law
Judge denied our appeals and sustained the Assessments, together with penalties and interest. We appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative
Law Judge, together with penalties and interest in the amount of $2,267,237. There have been discussions with collections representatives from the State of New York to resolve the claim. We are unable to predict whether there is an opportunity to compromise the liability.

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on August 27, 2004 in Harrisburg, Pennsylvania for the purposes of electing directors and ratifying the appointment of WithumSmith+Brown, P.C. as the independent accountant for b-Fast. All of the current directors were re-elected for a one year term and the appointment of WithumSmith+Brown, P.C. was ratified.

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

                                         COMMON

                                  HIGH           LOW

Fiscal Year 2004:
  First Quarter                  .02            .006
  Second Quarter                .025            .009
  Third Quarter                 .025            .009
  Fourth Quarter                 .02             .01

Fiscal Year 2003:
  First Quarter                  .07             .02
  Second Quarter                 .15             .02
  Third Quarter                  .05             .01
  Fourth Quarter                .015             .01

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of September 30, 2004 there were approximately 583 record holders of the Common Stock. Included in the number of stockholders of record are stockholders who have chosen to have their shares held in "nominee" or "street" name. We do not know how many additional shareholders are so represented.

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


                                                              YEAR
                                                               ENDED

                                                          SEPTEMBER 30,

                                                        2004              2003

Net Sales                                              100.0%            100.0%
Cost of Sales                                           40.6              41.3
Departmental costs                                      53.9              56.8
Administrative costs                                    13.1              16.0
Equity in income of unconsolidated subsidiary           (3.8)             (6.6)
Interest expense                                        19.8              22.9
Other income (expense)                                   0.4              (0.1)
Net loss                                               (23.2)            (30.5)

The results of operations are presented for the years ended September 30, 2004 and 2003. Income and expenses not directly related to Harrisburg are shown as Corporate.

                                          September 30, 2004
                                     (Dollar amounts in thousands)


                                        HARRISBURG      CORPORATE       TOTAL

NET SALES                                 $3,965       $    154        $ 4,119

COSTS AND EXPENSES
Cost of Sales                              1,583             90          1,673
Departmental Costs                         1,638            582          2,220
Administrative Costs                          90            449            539
Income (Loss) from
  operations                              $  654        $  (967)       $  (313)

                                               September 30, 2003
                                          (Dollar amounts in thousands)


                                        HARRISBURG      CORPORATE       TOTAL

NET SALES                                 $3,691       $     -         $ 3,691

COSTS AND EXPENSES
Cost of Sales                              1,525             -           1,525
Departmental Costs                         1,618           480           2,098
Administrative Costs                          90           499             589
Income (Loss) from
  operations                              $  458         $(979)         $ (521)

Comparison of the Years Ended September 30, 2004 and 2003

Sales for the year ended September 30, 2004 increased by $428,000 from net sales for the year ended September 30, 2003. All sales with the exception of aircraft charter sales of $154,000, were generated by the Harrisburg FBO. Fuel sales to general aviation decreased $121,000, but military contract fuel sales increased by $120,000. Fees to airlines for pumping their fuel into their aircraft increased $151,000 and sales of other services to airlines such as deicing, ground handling, and maintenance and fueling of their ground equipment increased $110,000. Aircraft charter, which began in December 2003, produced sales of $154,000.

	Cost of sales as a percentage of sales decreased 0.7% in fiscal 2004, a result of a changing sales mix.

	Departmental costs increased $122,000 in fiscal year 2004. The three largest increases were $100,000 in maintenance and repairs to the charter aircraft; $74,000 in real estate rent resulting from expanding hangar space and the annual increase; and $39,000 in salaries and benefits, all of which was due to increased health insurance costs. The two largest decreases were insurance expense of $48,000, a result of changing insurers; and $34,000 in the rent of line equipment, a result of leasing two less fuel trucks.

Administrative costs decreased $50,000. An increase of $59,000 in bad debt expense, of which $56,000 was related to advances to LLC, was offset by a reduction in legal fees of $53,000, travel expenses of $32,000, and auditing fees of $15,000.

Equity in income of unconsolidated subsidiary of $159,000 is our share of the earnings of RTB/AS, as recorded using the equity method.

Interest expense decreased $28,000 during fiscal 2004.
 Affiliate interest expense decreased $18,000 and other interest expense decreased by $10,000.

Liquidity and Capital Resources

During fiscal 2004, the return on our auto racing industry investment provided $405,000, more than offsetting the $244,000 used in operations. For the year, cash provided by investing activities was exceeded by cash used in operations and financing activities by $21,000 leaving us with $32,000 at September 30, 2004. Distributions from RTB/AS were used during 2004 to maintain liquidity, and we expect the same to occur in fiscal 2005. Our working capital deficit increased by $745,000 to ($26,594,000). Current assets increased by $33,000 primarily due to a $38,000 increase in accounts receivable. Current liabilities increased $778,000, with interest due affiliate increasing by $771,000.

The accompanying financial statements have been prepared assuming that b-Fast will continue as a going concern. As discussed in "Note C -- Management's Plans," b-Fast has sustained a net loss of $955,000 for the year ended September 30, 2004, and has deficiencies in working capital and stockholders' equity of $26,594,000 and $24,272,000 respectively, at September 30, 2004, all of which raise substantial doubt about its ability to continue as a going concern.

Management's plans consist of the following:

	We continue to explore investments in other business opportunities not related to the aviation industry. To this end, b-Fast, in conjunction with Brant formed RTB/AS in January, 1999. The purpose of this company is to invest in the auto racing industry. During fiscal 1999 we made a capital contribution totaling $9,875,000. As part of the RTB/AS transaction, RTB/AS purchased an ATEI in Brant's 30% ownership interest in an auto racing entity. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity. Upon Brant's death on June 28, 2000, his 30% ownership in the auto racing entity became part of the R. Ted Brant estate as did his partnership interest in RTB/AS. By the end of December 2002, the estate was settled and the ownership passed to his widow, Kathryn Brant. We received $451,000 of cash distributions from RTB/AS during fiscal 2003 and $405,000 during fiscal 2004 for which we reduced our investment account accordingly. The distributions from RTB/AS represent a substantial portion of b-Fast's cash flow.

	The shareholders have authorized the issuance of additional shares of common stock, no par value, in consideration of the forgiveness by Transtech of $6,253,000 of indebtedness owed to Transtech by the Company. The Company currently does not have sufficient registered common stock to effect this proposal and therefore has not yet implemented it.
 The Company also plans to exchange the Company's Series A Cumulative Convertible Preferred Stock into Common Stock , no par value, at a rate of eight shares of Common Stock for every one share of Preferred Stock for every holder other than Transtech Holding Company, Inc., and four shares of Common Stock for every one share of Preferred Stock for Transtech.

	The net loss for fiscal 2004 was $955,000. Cash flows used in operating activities amounted to approximately $244,000. Cash provided by investing activities was $389,000 during fiscal 2004. Return on investments in unconsolidated subsidiary of $405,000 was reduced by the purchase of $16,000 of property and equipment. Cash used in financing activities was $166,000 during fiscal 2004, primarily for the principal payments of notes payable-other of $164,000.

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

Environmental Issues

During fiscal 2004 and 2003, we incurred minor clean-up/remediation expenses in complying with regulations. At
September 30, 2004, our financial statements include accruals of $104,000 for expected future clean-up/remediation costs for existing known liabilities.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation on No. 46 (R) "Consolidation of Variable
Interest Entities." FIN No. 46 (R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial
Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. FIN No. 46 (R) applies immediately to variable interest entities (VIE) created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies no later than the first reporting period beginning after December 15, 2004, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period.
 The adoption of FIN No. 46 (R) is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.
In December 2004, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards 153,
"Exchanges of Nonmonetary Assets" - an amendment of APB
Opinion No. 29 ("FAS 153"). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.
Item 7.  Financial Statements
The response to this item is submitted as a separate
Section (S - Pages) of this report.

Item 8.  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure

	None.

Item 8A.  Controls and Procedures

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons:
  Compliance with Section 16(a) of the Exchange Act.

The Executive Officers and Directors of b-Fast are as follows:

Name                       Age                         Position

Maurice R. Lawruk           73                         Chairman of the
                                                       Board of Directors,
                                                       and Director

Bobby R. Adkins (1) (2)     58                         President and Chief
                                                       Executive Officer and
                                                       Director

Alice F. Buford (2)         55                         Director

James R. Affleck, Jr. (1)   64                         Director and
                                                       Vice President,
                                                       Assistant Treasurer, and
                                                       Assistant Secretary

Richard W. Brant, M.D.      34                         Director

Paul R. Slack               64                         Chief Accounting
                                                       Officer, Controller,
                                                       Treasurer and
                                                       Secretary

(1)  Member of the Human Resources Committee

(2)  Member of the Audit Committee

The Company has an Audit Committee of the Board of Directors, which supervises the audit and financial procedures of the Company. The members of the Audit Committee are Bobby
R. Adkins and Alice F. Buford. The Company's Audit Committee does not have a member that qualifies as a financial expert under the federal securities laws. Each of the members of the Audit Committee have been active in the business community and have broad and diverse backgrounds and financial experience.
 The Company believes that the current members of the Audit Committee are able to fully and faithfully perform the function of the Audit Committee and that the Company does not need to install a financial expert on the Audit Committee.

Code of Business Conduct and Ethics

	The Company has not adopted a code of ethics that applies to its principal executive officer and principal accounting officer (controller) and persons performing similar functions.

	In light of the fact that the Company's Chief Executive
Officer acts as the Company's principal executive officer and the relatively small number of persons employed by the Company, the Company did not previously adopt a formal written
Code of Business Conduct and Ethics.

Except for directors elected by the Board to fill vacancies, all of the directors are elected at the Annual
Meeting and hold office for a period of one year or until successors are elected and qualified. All of the above named directors, were elected at the August 27, 2004 Annual
Shareholders Meeting.

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

Compliance with Section 16(a) of the Securities Exchange Act

	Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

	To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners were timely filed.

Item 10.  Executive Compensation

CASH COMPENSATION

The following table shows the cash compensation paid to or accrued to, or for the benefit of, each of b-Fast's executive officers whose aggregate compensation exceeded
$100,000 per annum for services rendered to us during the year ended September 30, 2004:

I.	SUMMARY COMPENSATION TABLE

                                       Annual Compensation        All Other
Name and Principal Position     Year    Salary      Bonus       Compensation
                                          ($)        ($)              ($)

Bobby R. Adkins, President      2004   100,869       -0-              -0-
Chief Executive Officer         2003   100,485       -0-              -0-

COMPENSATION OF DIRECTORS

Directors receive an annual compensation of $12,000, plus
$500 per meeting. Fees totaling $62,000 were paid to Directors through September 30, 2004.

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following tables set forth, as of September 30, 2004, except as otherwise indicated, information with respect to stock ownership of (i) each Director, (ii) each person known by b-Fast to own beneficially more than 5 percent of the outstanding Common Stock, (iii) each person known to us to own beneficially more than 5 percent of the outstanding Series A Stock, and (iv) all officers and Directors as a group. This information has been provided to b-Fast by the persons named below.



                               Amount and                  Amount of
                               Nature of       Percent     Nature of
                               Beneficial      of Class    Beneficial     Percent of
Name and                       Ownership         of        Ownership      Class of
Address of                     of Common       Common      of Series A    Series A
Beneficial Owner               Stock (1)       Stock       Stock (1)      Stock (2)


Transtech Holding
Company, Inc.                  4,446,065 (3)    50.89%     103,540        71.8%
1331 12th Avenue
Suite 109
Gables Office Complex
Altoona, PA 16601

John F. Bricker (deceased)       401,038          5.0%          -        -
826 Union Street, Suite 300
New Orleans, LA 70112

Alinco S.A.                      327,990 (4)      4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Cesamar, S.A.                    327,990 (4)      4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Project Bond Limited             327,990 (4)      4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

All Directors and                      0 (5)      0.0%
Officers as a group



(1)	Except as otherwise noted, the shareholders listed
exercise sole voting and investment power, subject to the community property laws where applicable.

(2)	On or about June 30, 1988, the holders of the Series
A  Stock became entitled  (pursuant to the articles of
 incorporation), voting separately as a class, to elect two directors, to serve on the Board in designated positions (the "Designated Directors") as a result of b-Fast's failure to pay six quarterly dividends on the Series A Stock. Under the articles of incorporation, the holders of Series A Stock cannot vote with Common Stock for the election of b-
Fast's directors while entitled to elect directors to serve as Designated Directors.

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

Item 12.  Certain Relationships and Related Transactions.

EMPLOYMENT CONTRACTS

No employee had employment contracts during 2004.

RELATED PARTY TRANSACTIONS

In May 1994 Triton sold the majority of its equity in b-Fast to Transtech. (See "Note F - Long Term Debt-
Affiliate.") At September 30, 2003, Transtech owned 50.9% of our common stock and 71.8% of b-Fast's preferred stock.
 b-Fast is also indebted to Transtech in the amount of $14,882,400, in the form of notes that were purchased from Triton. During Fiscal 2004, we made payments of $16,000 on these loans, and $772,000 of interest expense was recorded against these loans of which none was paid. During fiscal year 2003, we made no payments on these loans, and $790,000 of interest expense was recorded against these loans of which none was paid. At September 30, 2004, we have $9,041,000 of accrued interest due to Transtech recorded on the balance sheet. On November 7, 2003, b-Fast entered into a Note Modification Agreement with Transtech whereby
Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2005 and has not been further extended. As a result, the principal and accrued interest on these notes have been classified as short-term obligations at September
30, 2004.

Lawruk has guaranteed repayment of b-Fast's debt obligation to Cessna Corporation on its 1979 Beechcraft
King Air 200 airplane, which was acquired in March 2001.

Brant, Lawruk and their respective spouses have guaranteed repayment of b-Fast's debt obligation to Avfuel
Corporation, b-Fast's fuel dealer. The amount of the obligation was $48,000 at September 30, 2004.

During fiscal year 1998, the Board approved a $500,000 line-of-credit, later increased to $1,500,000 in March
1999, and to $1,800,000 in May 1999, for Inc., whose
principal was Brant. The interest rate on the line of credit is prime less 1%. Inc. is pursuing an opportunity to potentially develop a NASCAR racetrack, exhibition site and sales facility (the "Project"). Inc. had an exclusive option to potentially develop the Project near the Pittsburgh International Airport. This option expired on
December 31, 2001. Inc. is also evaluating other locations including but not limited to Youngstown, Ohio in which to potentially develop the Project. Retroactive to January
2000, Inc., transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001. b-Fast acquired a 50% non-voting ownership interest in LLC in June 1999. Brant held a 50% voting interest. Given the significant losses incurred and the financial condition of Inc. management had determined that all amounts due from Inc. under the line of credit, for interest and additional advances were not collectible. As a result, we charged administration costs for $1,911,000 during fiscal year 1999. In fiscal 2001 and 2000, we made additional advances of $111,000 and $127,000, respectively in connection with the Project. Given the continued losses and the financial condition of Inc.
management had determined that the additional advances were not collectible. As a result, b-Fast charged administration costs for $111,000 and $127,000 respectively, during fiscal years 2001 and 2000. However, in recent years the project of getting a racetrack built by LLC has continued forward slowly and we advanced additional amounts to pay for consulting services on behalf of LLC.
 These advances were also reserved, and the reserved amounts total $2,343,000 at September 30, 2004.

	As of September 30, 2004, the Company has a payable to RTB/AS in the amount of $132,000 included on the balance sheet in accrued expenses-other.

	 See Note B to the consolidated financial statements -
Significant Transactions and Note G to the consolidated financial statements - Financing Arrangements for additional related party transactions.

For the year ended September 30, 2004 RTB/AS paid management fees in the amount of $29,498 to the Company's
Chief Executive Officer and Director Bobby Ray Adkins.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits. See Index of Exhibits annexed hereto.

(b)  Reports on Form 8-K.  None.

Item 14.  Principal Accountant and Fees

Independent Auditor Fees

	Fees for professional services provided by the Company's independent auditors, WithumSmith+Brown, P.C., for the years ended September 30, 2004 and 2003 are as follows:

                                             2004                    2003
Audit fees                                  $53,000                $44,800
Tax fees                                      5,500                  5,500
All other fees                                    -                  2,155
Totals                                      $58,500                $52,455

Audit Fees

	Audit fees consist of fees relative to the audit of the Company's year-end financial statements and review of the Company's quarterly reports on Form 10-QSB.

Tax Fees

	Tax fees consist of fees relative to preparation of the Company's consolidated United States federal and state tax returns in 2003 and 2002.

Audit Committee Pre-Approval Policy

	It is the policy of the Company's audit committee to approve all engagements of the Company's independent auditors to render audit or non-audit services prior to the initiation of such services.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons in the capacities and on the dates indicated.

Signature                      Title                          Date



/s/ Bobby Ray Adkins
Bobby Ray Adkins              Chief Executive Officer         December 28, 2004
                              and Controller



/s/ Paul R. Slack
Paul R. Slack                 Chief Accounting Officer        December 28, 2004
                              And Controller


/s/ Maurice A. Lawruk
Maurice A. Lawruk             Chairman of the Board           December 28, 2004
                              and Director



/s/ Bobby R. Adkins
Bobby R. Adkins               Director                        December 28, 2004



/s/ James R. Affleck, Jr.
James R. Affleck, Jr.         Director                        December 28, 2004



/s/ Alice F. Buford
Alice F. Buford               Director                        December 28, 2004



/s/ Richard W. Brant, M.D.
Richard W. Brant, M.D.        Director                        December 28, 2004






                                b-FAST CORP.
                                AND SUBSIDIARIES
                                Form 10-KSB
                                Item 7

                                Index of Financial Statements



The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 7 are listed below:

                                                                       Page

Report of Independent Registered Public Accounting Firm                S-2

Consolidated Balance Sheet at                                          S-3
September 30, 2004

Consolidated Statements of Operations                                  S-5
	for the years ended September 30, 2004
and 2003

Consolidated Statements of                                             S-6
Stockholders' Deficiency for the years
ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows                                  S-7
for the years ended September 30, 2004
and 2003

Notes to Consolidated Financial Statements                             S-9



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania

We have audited the accompanying consolidated balance sheet of b-Fast Corp. and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
 Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of b-Fast Corp. and Subsidiaries as of September 30, 2004, and the consolidated results of their operations and their cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note D to the consolidated financial statements, an error was discovered by management of the Company during the current year which effected the Company's accumulated deficit balance as of September 30, 2002. Accordingly, the 2002 Consolidated Statement of Stockholder's Deficiency has been restated to correct for this error.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As more fully described in Note C to the consolidated financial statements, the Company has a working capital deficit of $26,594,000 and a stockholders' deficiency of $24,905,000 as of September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






/s/WithumSmith+Brown, P.C.
Princeton, New Jersey
November 16, 2004

                           b-Fast Corp. and Subsidiaries
                            CONSOLIDATED BALANCE SHEET
                                September 30, 2004

(Dollar amounts in thousands)

ASSETS

CURRENT ASSETS
Cash                                                                   $  32
Customer receivables, less allowance for
doubtful accounts of $25                                                 327
Inventories                                                               20
Prepaid expenses and other current assets                                129


TOTAL CURRENT ASSETS                                                     508


PROPERTY AND EQUIPMENT
Transportation equipment                                               1,576
Machinery and equipment                                                  107
Furniture and fixtures                                                    45
Leasehold improvements                                                    38

                                                                       1,766
Less:  Accumulated depreciation
    and amortization                                                     624

PROPERTY AND EQUIPMENT, NET                                            1,142


OTHER ASSETS
Equity in unconsolidated subsidiary                                    5,883

TOTAL ASSETS                                                          $7,533
















The accompanying notes are an integral part of these consolidated statements.

                              b-Fast Corp. and Subsidiaries
                            CONSOLIDATED BALANCE SHEET - CONTINUED
                                        September 30, 2004

(Dollar amounts in thousands)

LIABILITIES

CURRENT LIABILITIES
Short term borrowings                                                $      29
Current maturities of long term debt-affiliate                          14,867
Current maturities of long term debt-other                                 176
Accounts payable-trade                                                     204
Accrued expenses
        Affiliate interest                                               9,041
Fuel taxes                                                                 850
Interest and penalties - fuel taxes                                      1,427
Other                                                                      508

TOTAL CURRENT LIABILITIES                                               27,102

LONG TERM OBLIGATIONS, less current maturities                             935

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
Series A Cumulative Convertible Preferred
Stock - no par value - 500,000 shares
designated - issued and outstanding 144,185 shares
(liquidation preference - $4,401)                                        4,401

STOCKHOLDERS' DEFICIENCY
Preferred stock - authorized, 1,000,000 shares
of no par value, 500,000 shares designated Series B
Cumulative convertible preferred stock, none issued and outstanding
	-
Common stock - authorized, 60,000,000 shares
of no par value; issued 8,070,052 shares;
outstanding 7,998,052 shares                                            10,705
Additional paid-in capital                                               3,643
Accumulated deficit                                                    (39,016)
                                                                       (24,668)

Less:  Common stock in treasury
(72,000 shares at cost)                                                    237

TOTAL STOCKHOLDERS' DEFICIENCY                                         (24,905)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    7,533




The accompanying notes are an integral part of these consolidated statements.

                            b-Fast Corp. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the years ended September 30, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)


                                                         2004             2003

NET SALES                                            $  4,119          $ 3,691

COSTS AND EXPENSES
Cost of sales                                           1,673            1,525
    Departmental costs                                  2,220            2,098
Administrative costs                                      539              589

                                                        4,432            4,212

LOSS FROM OPERATIONS                                     (313)            (521)

Equity in income of unconsolidated subsidiary             159              243
Interest expense - affiliates                            (772)            (790)
Interest expense - other                                  (44)             (54)
Other income (expense), net                                15               (4)

NET LOSS                                                 (955)          (1,126)

Preferred dividends                                      (138)            (138)

Net loss applicable to common stockholders            $(1,093)         $(1,264)


Net loss per share applicable to common stockholders:
Basic and Dilutive                                  $    (.14)        $   (.16)

Weighted average shares outstanding:
Basic and Dilutive                                  7,998,052        7,998,052














The accompanying notes are an integral part of these consolidated statements.



                                              b-Fast Corp.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   For the years ended September 30, 2004 and 2003

(Dollar amounts in thousands)


                               Series B
                           Preferred Stock        Common Stock        Additional
                           Shares    Amount      Shares    Amount       Paid-In      (Accumulated      TreasuryStock
                                                                        Capital        Deficit)       Shares Amount         Total
Balance at
September 30, 2002
as previously
reported                     -           -      8,070,052   $10,705      $3,919        $(36,302)      72,000  $(237)      $(21,915)
Correction of error          -           -          -           -             -            (633)           -      -           (633)


Balance at
September 30, 2002,
restated                     -           -     8,070, 052    10,705       3,919         (36,935)      72,000  (237)        (22,548)

Dividends on
preferred stock              -           -              -         -        (138)              -            -     -            (138)

Net loss                     -           -              -         -           -          (1,126)           -     -          (1,126)


Balance at
September 30, 2003           -           -     8,070, 052    10,705       3,781         (38,061)      72,000  (237)        (23,812)
Dividends on
preferred stock              -           -              -         -        (138)              -            -     -            (138)
Net loss                     -           -              -         -           -            (955)           -     -            (955)


Balance at
September 30, 2004           -           -     8,070, 052   $10,705      $3,643        $(39,016)      72,000 $(237)       $(24,905)





The accompanying notes are an integral part of these consolidated statements

                                      b-Fast Corp. and Subsidiaries
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the years ended September 30, 2004 and 2003

(Dollar amounts in thousands)

                                                           2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                  $(955)       $(1,126)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                               144            144
Equity in income of unconsolidated subsidiary              (159)          (243)
Change in assets and liabilities:

(Increase) decrease in accounts receivable                  (38)            18
(Increase) decrease in inventory                             (8)            16
(Increase) in prepaid expenses and other current assets      (8)            (3)
Increase in accounts payable-trade                           14             37
(Decrease) increase in accrued expenses                      (5)             9
Increase in accrued interest - affiliate                    771            790

Net cash used in operating activities                      (244)          (358)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                           (9)           (25)
Return of investments in unconsolidated subsidiary          405            451

Net cash provided by investing activities                   396            426

















The accompanying notes are an integral part of these consolidated statements.

                     b-Fast Corp. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  For the years ended September 30, 2004 and 2003

(Dollar amounts in thousands)

                                                  2004                 2003

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term borrowings             $    8             $     21
Principal payments of long term debt-affiliate     (16)                 (18)
Principal payments of notes payable-other         (165)                (166)

Net cash used in financing activities             (173)                (163)

Net decrease in cash and cash equivalents          (21)                 (95)
Cash and cash equivalents at beginning of year      53                  148

Cash and cash equivalents at end of year        $   32               $   53


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                        $   44               $   98


Supplemental Schedule of Non-cash Investing and Financing Activities Dividends on the Company's preferred stock were accrued in the amount of $138 in 2004 and 2003.

The Company financed $7 of additions to property and equipment with proceeds from borrowings in 2004.





















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

In June 1999, Brant and the Company formed Brant
Motorsports, LLC ("LLC"). Upon formation, Brant owned a 50% voting interest in LLC with the Company owning a 50% nonvoting interest.
Retroactive to January 2000, Inc. transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001. The Company accounts for LLC using the equity method. The net realizable value of LLC on the Company's balance sheet at September
30, 2004 is zero.

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

In fiscal 2001 and 2000, the Company made additional advances to Inc. of $111 and $127, respectively. Given the continued losses and the financial condition of Inc. management has determined that the additional advances were not collectible. As a result, the Company charged administration costs for $111 and $127, respectively, during fiscal years 2001 and 2000.
 During fiscal year 2004, the Company advanced an additional $56 for expenses in connection with the project at Youngstown. This amount has been expensed. The consolidated balance sheet at September 30, 2004 includes an aggregate reserve for such advances and loans to affiliates of $2,117.

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

After Brant's death in 2000 his ownership in the auto racing entity became part of his estate. By
December 2002, the estate was settled and the ownership was transferred to his widow, Mrs.
Brant. In April 2003, Mrs. Brant sold 24% of her ownership in the auto racing entity plus an option on a additional 15%. Subsequently, Mrs. Brant has a 23% ownership interest in an auto racing entity at September 30, 2004. Relating to this sale
RTB/AS received $2,747 on May 1, 2003 with $1,008 of that total being a principal payment on the $4,265 note receivable from Mrs. Brant.

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

At September 30, 2004, the Company had a working capital deficiency of $26,594 and a stockholders' deficiency of $24,905. Also, the Company incurred a net loss of $955 in 2004. These financial conditions of the Company raise substantial doubt about its ability to continue as a going concern. As part of management's plans, management is exploring other opportunities to acquire an FBO similar to its Harrisburg FBO. The Company is also exploring investments in other non-related businesses, including the auto racing industry.

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

As discussed in Note G - Financing Arrangements, Note
Modification, a substantial portion of the Company's outstanding debt is due to Transtech Holding Company, Inc. ("Transtech"), a related party. Historically, the Company has obtained deferrals with respect to the payment of interest and principal on its debt to Transtech. The last note modification called for the recommencement of principal and interest payments to begin on March 20, 2004. Payments have not been made and the Company is in default of the terms of the Note
Modification, however, no demand for payment has been made by Transtech through September 30, 2004.

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

The Company accounts for its investment in RTB/AS under the equity method of accounting. Although the Company owns 99% of the entity it has no voting rights. Accordingly, under accounting principles generally accepted in the United States the Company is using the equity method of accounting.

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

Depreciation and amortization amounted to $144 for both of the years ended September 30, 2004 and 2003.

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

Basic net loss per share applicable to common stockholders includes no dilution and is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.
Dilutive net loss per share applicable to common stockholders reflects the potential dilution of securities that could share in the net loss of the Company through the conversion of preferred stock and is computed by dividing the net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period. Equivalents, including mandatory redeemable convertible preferred stock, were not included in diluted net loss per share applicable to common stockholders as their effect would be antidilutive for the years ended September 30, 2004 and 2003.

7.	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. No impairment was recognized in fiscal years 2004 and 2003.

8.	Financial Instruments and Credit Risk

The carrying amounts of financial instruments including cash, customer receivables, accounts payable, and accrued expenses approximate fair value at September 30, 2004, because of the relatively short maturity of these instruments.
The carrying amount of long-term debt approximates fair value because the Company's interest rates approximate current interest rates. It is impractical to determine fair value of affiliate long-term debt as the amounts are with a related party.

The Company maintains its cash with various major financial institutions. At times cash amounts may exceed the FDIC limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to its cash accounts.

The Company performs ongoing credit evaluations of customers, and generally does not require collateral. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. During fiscal 2004, the Company had one customer that aggregated approximately 17% of net sales. During fiscal
2003 the same customer aggregated approximately
16% of net sales. As of September 30, 2004, one customer accounted for 17% and one other customer accounted for 14% of the September 30, 2004 accounts receivable balance.

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

In December 2003, the Financial Accounting
Standards Board issued Interpretation on No. 46
(R) "Consolidation of Variable Interest Entities."
FIN No. 46 (R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated
Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties.
 FIN No. 46 (R) applies immediately to variable interest entities (VIE) created after December 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to VIE's in which an enterprise holds a variable interest that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN No.
46 (R) is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations, because the Company does not have any VIE's.
In December 2004, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standards 153, Exchanges of
Nonmonetary Assets - an amendment of APB Opinion
No. 29 ("FAS 153").  This statement amends APB
Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No.
153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.


12.	Restatement of Previously Issued Financial
Statements

In the period ended June 30, 2004, Management of the Company detected an error in the balance sheet of RTB/AS (see Note E) as of September 30, 2002.
 As a result, Advance Receivable - Member and
Members' Equity were reduced by $633. There was no effect on the Statement of Operations of RTB/AS. In addition, Equity in Unconsolidated
Subsidiary and Accumulated Deficit were reduced by $633. There was no effect on the Statement of Operations of the Company.




NOTE E - INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

As discussed in Note B, the Company accounts for its investment in RTB/AS under the equity method. RTB/AS files its tax returns on a cash basis with a December 31 year end. Condensed financial information of RTB/AS is as follows:

Balance Sheet                                     As of
(in thousands)                             September 30, 2004
	Assets
        Cash                                         $494
        Certificates of Deposit                     2,000
        Note and Interest Receivable - Member       3,359
        Advance Receivable - Member                   132
           Total assets                            $5,985

	Liabilities and members' equity
        Accounts Payable                           $    4
        Member's Equity                             5,981
           Total liabilities and members' equity   $5,985

	Statement of Operations
                                      Year ended September 30,
         (in thousands)                              2004         2003

        Revenues                                     $190         $413
        Net income                                   $160         $245

NOTE F - INVENTORIES

Inventories at September 30, 2004 were comprised of:

Gycol (deicer)                                    $    12

Fuel                                                    8
                                                    $  20

NOTE G - FINANCING ARRANGEMENTS
                                                 Affiliate               Other

Long-Term Debt Schedule at September 30, 2004

Affiliate - Unsecured demand notes bearing interest
at prime +2% (6.75% at September 30, 2004).
(See note modification below.)                    $ 7,957                $  --

Affiliate - Installment note bearing interest
at prime (4.75% at September 30,
2004).  Quarterly payments of $300 plus
interest beginning October 1999, and
is collateralized by a first priority
interest assignment or lien on certain
leasehold interests, equipment,
accounts receivable, and inventory.  The Company
has not met its scheduled payment obligations
under this note.  (See note modification below.)    6,910                   --

Installment note bearing interest at
prime +1.75% (6.5% at September 30, 2004)
held by the Company's primary fuel dealer.
Payment is made by way of a 4.5 cents per
gallon fuel rebate on jet fuel purchases with
a minimum annual principal reduction of $45
until September 2006.  Maurice Lawruk, the current
chairman, Brant and their respective spouses have
guaranteed repayment of this note.                    --                    48

Installment note bearing interest at prime - 0.5%
 (4.25% at September 30, 2004) to a finance company
 collateralized by a Beech aircraft - requiring
 monthly payments of $14 including interest, until
 March 2016.  Maurice Lawruk has guaranteed
 repayment of this note.                              --                 1,058

Other
                                                      --                     5
                                                  14,867                 1,111

Less: Current maturities of long term debt        14,867                   176

Long-term debt                                  $     --                $  935

Annual maturities of long-term debt at September 30, 2004 are as follows:

                Year ending
               September 30,
                   2005        $15,043
                   2006            140
                   2007            140
                   2008            144
                   2009            149
              Thereafter           362
                               $15,978

The Affiliate Installment Note restricts the payment of dividends and certain other distributions on common stock unless all accrued dividends on the preferred stock are paid. Total dividends in arrears relating to series A preferred stock at September 30, 2004 is $2,457.

Short-term Borrowings

The Company has an available line of credit of $175 due to expire on March 15, 2005, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act.
 There is $29 outstanding on the line of credit at September 30, 2004. See Note I.3 for additional environmental matters.

Note Modification

The last note modification called for the recommencement of principal and interest payments to begin on March 20, 2004.
 Payments have not been made pursuant to the terms of the Note Modification and the Company is in default. There has been no additional note modification since that date, and no demands for payment have been made through September 30, 2004. As a result, the principal and accrued interest on these notes has been classified as short-term obligations at September 30, 2004.

NOTE H - INCOME TAXES

The Company has net operating loss carryforwards aggregating $21,324 at September 30, 2004 expiring through 2024. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences including operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards the deferred tax asset of approximately $15,237 at September 30, 2004, is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.



The approximate income effect of each type of temporary difference is as follows:


                                                               September 30
                                                                  2004
       Net deferred income tax assets:
         Net operating loss carryforwards                         $ 8,530
         Accrued interest                                           3,617
         Reserves on advances to affiliates                           937
         Accruals for fuel and other taxes                            907
         Equity in unconsolidated subsidiary                        1,308
         Other                                                        (62)
                                                                   15,237
         Valuation allowance                                      (15,237)
         Net deferred income tax asset                        $         -

The valuation allowance increased $562 during the year ended September
30, 2004.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

1.	Lease Commitments

Ground operations are conducted from leased premises which include buildings and hangar facilities. The lease arrangements expire on various dates through 2007, with certain options for renewal. The terms of the leases provide for monthly payments of a fixed amount with certain escalation clauses and in Harrisburg additional variable amounts based on fuel flowage or other factors.

Future minimum lease payments for all non-cancelable operating leases having a term in excess of one year at September 30, 2004 are as follows:

 Year ending
September 30,
    2005                           247
    2006                           247
    2007                           165
                                  $659

Rental expenses for all operating leases for each of the years ended September 30, 2004 and 2003 were $423 and $382, respectively.

The Company subleases office space under short-term agreements to various aviation tenants. Such sublease agreements generally provide for a minimum monthly rent and certain renewal options. Sublease rental income included in net sales was $7 for both of the years ended
September 30, 2004 and 2003.

2.	Litigation

The Company is aware of only one legal action against us. The action was initiated by the taxing authority of the State of New York and is described in the following paragraph. It is possible that there are unasserted, potential claims against us. Such claims could be asserted against us at some point in the future. It is not uncommon for us to encounter litigation that arises as a result of our business operations.

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New
York.  We timely filed appeals for the Assessments.  The
Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On
November 8, 2001 an Administrative Law Judge denied our appeals and sustained the Assessments, together with penalties and interest. We appealed this decision. On
September 12, 2002, the State of New York, Tax Appeals
Tribunal affirmed the decision of the Administrative Law
Judge, together with penalties and interest in the amount of $2,267. There have been discussions with collections representatives from the State of New York to resolve the claim. We are unable to predict whether there is an opportunity to compromise the liability.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham
Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The
Company has been billed and paid $38 through September
30, 2004.

At September 30, 2004 the Company has included in its financial statements an accrual for environmental remediation of $104. Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The
Company, in addition, is reimbursed by the Wisconsin
Petroleum Environmental Cleanup Fund for substantially all remediation expenses incurred. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin.

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

NOTE J - SAVINGS PLAN

The Company has an "Employees Tax Sheltered Retirement Plan."
 Employees who have completed one year with a minimum of 1000 hours of service are eligible to participate. To participate the employee must make contributions to the plan through salary reduction pursuant to Section 401(K) of the Internal Revenue Code. The Company matches contributions in an amount equal to 25% of the first 2% contributed by the employee.
The Company's contributions to the plan for the years ended September 30, 2004 and 2003 were not significant.

NOTE K - CAPITAL STRUCTURE

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

The Series A preferred stock is subject to mandatory redemption at the rate of 7-1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August 1, 2006. The mandatory redemption price is $13.50 per share plus accrued and unpaid dividends. The excess of the mandatory redemption price over the net proceeds received by the Company is accreted during the period in which the stock is outstanding. Periodic accretion based on the interest method was charged to additional paid-in capital. The stock became fully accreted during 2001. The first redemption was due on August 1, 1996, but no redemption was made. The Louisiana Business Corporation Law provides that a corporation may redeem shares of its capital stock subject to redemption out of surplus or stated capital so long as any such redemption would not reduce stated capital below the aggregate allocated value of issued shares remaining after the redemption and so long as sufficient net assets remain to satisfy amounts payable upon liquidation with respect to any remaining issued shares having a preferential right to participate in assets upon liquidation. Also, the terms of the issue state that the Company may not redeem any shares unless accrued dividends have been paid in full on all outstanding shares, and also, if such redemption would reduce working capital below $9,000 or cash below $1,500. At September 30, 2004, the Company had accrued and unpaid dividends totaling $2,457 ($17.04 per share), a working capital deficiency of $26,594 and a cash balance of $32. The accrued and unpaid dividends on the series A preferred stock are included in Redeemable Preferred Stock. No dividends were paid in 2004 or 2003. The Company's obligation to redeem shall be cumulative.

At September 30, 2004, the Company has reserved 739,320 shares of common stock for the conversion of outstanding
Series A preferred stock.

The terms of the Series A preferred stock provide for the conversion of the preferred stock and accrued dividends into common stock, therefore, in accordance with FAS 150 this security is conditionally redeemable and outside the scope of FAS 150.

The following is a schedule of the changes in Redeemable Preferred Stock for the years ended September 2004 and 2003.
                                           Series A
                                            Shares                  Amount

Balance September 30, 2002                 144,185                 $4,125
Dividends                                        -                    138
Balance September 30, 2003                 144,185                  4,263
Dividends                                        -                    138
Balance September 30, 2004                 144,185                 $4,401

NOTE L - RELATED PARTIES

In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech. (See Note G, Long Term Debt-Affiliate.) At September 30, 2004, Transtech owned 51.9% of the Company's common stock and 71.8% of the Company's preferred stock. The Company is also indebted to Transtech in the amount of $14,867, at September 30, 2004, in the form of notes that were purchased from Triton. During fiscal 2004, the Company made payments of $15 on the loans, and $772 of interest expense was recorded against these loans of which none was paid. During fiscal year 2003 the Company made no payments of the demand loans, and $790 of interest expense was recorded against these loans of which none was paid. At September 30, 2004, the Company has $9,041 of accrued interest due to Transtech recorded on the balance sheet.

As of September 30, 2004, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

RTB/AS recorded $138 of interest income in fiscal 2004 related to a note receivable from Mrs. Brant. The balance of the note receivable as of September 30, 2004 was $3,257.

For the year ended September 30, 2004 RTB/AS paid management fees in the amount of $29 to the Company's Chief Executive
Officer and Director Bobby Ray Adkins.

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

(28.2)    Triton Energy Corporation's Form 10-K for Year Ended       *
          May 31, 1992; Form 10-Q for Quarter Ended August 31,
          1992.  (15)

(28.2)    Triton Energy Corporation's Form 10-Q for Quarter Ended    *
          November 30, 1991.  (16)

(28.3)    Triton Energy Corporation's Form 10-Q for Quarter Ended    *
          February 29, 1992.  (17)

(28.4)    NOT USED                                                   *

(28.5)    Triton Energy Corporation's Form 10-Q for Quarter Ended    *
          November 30, 1992.  (18)

(28.6)    Triton Energy Corporation's Form 10-Q for Quarter Ended    *
          February 28, 1993.  (19)

(31.1)    Certification of Chief Accounting Officer regarding
disclosure controls and procedures.  (34)                            *

(31.2)    Certification of Chief Executive Officer regarding
disclosure controls and procedures.  (34)                            *

(31.3)    Certification of Chief Accounting Officer regarding
disclosure control sand procedures.

(31.4)    Certification of Chief Executive Officer regarding
disclosure controls and procedures.

(32.1)    Certification of Chief Executive Officer pursuant
          to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.  (34)       *

(32.2)    Certification of Chief Accounting Officer pursuant
          to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.  (34)       *

(32.3) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(32.4) Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

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
(99.10)    See (99.2).  (29)                                          *
(99.11)    See (99.3).  (29)                                          *
(99.12)    See (99.2).  (30)                                          *
(99.13)    See (99.3).  (30)                                          *
(99.14)    See (99.2).  (31)                                          *
(99.15)    See (99.3).  (31)                                          *
(99.16)    See (99.2).  (32)                                          *
(99.17)    See (99.3).  (32)                                          *
(99.18)    See (99.2).  (33)                                          *
(99.19)    See (99.3).  (33)                                          *

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

27. Incorporated by reference from the Company's Current Report on Form 10-QSB dated June 30, 2002, File No. 1-10190.

28. Incorporated by reference from the Company's Current Report on Form 10-QSB dated December 31, 2002, File No. 1-10190.

29. Incorporated by reference from the Company's Current Report on Form 10-QSB dated March 31, 2003, File No. 1-10190.

30. Incorporated by reference from the Company's Current Report on Form 10-QSB dated June 30, 2003, File No. 1-10190.

31. Incorporated by reference from the Company's Annual Report on Form 10-KSB dated September 30, 2003, File No. 1-10190.

32. Incorporated by reference from the Company's Current Report on Form 10-QSB dated December 31, 2003, File No. 1-10190.

33. Incorporated by reference from the Company's Annual Report on Form 10-KSB dated March 31, 2004, File No. 1-10190.

34. Incorporated by reference from the Company's Current Report on Form 10-QSB dated June 30, 2004, File No. 1-10190.

EXHIBIT 31.3

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

December 28, 2004


/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer

EXHIBIT 31.4

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

December 28, 2004


/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer

Exhibit 32.3

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of b-Fast Corp. (the "Company") on Form 10-KSB for the period ended September 30, 2004 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.





/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  December 28, 2004

Exhibit 32.4

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of b-Fast Corp. (the "Company") on Form 10-KSB for the period ended September 30, 2004 as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3) the Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(4) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.





/s/ Paul R. Slack
Chief Accounting Officer
Date:  December 28, 2004