Form 10QSB
period 2004-12-31
B FAST CORP
filed 2005-02-11
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

?  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2004

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of February 7, 2005: Common stock
(without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one): Yes
 No X





b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I - Financial Information                                     Page Number


Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
December 31, 2004 (unaudited)                                           2

Consolidated Statements of Operations
three months ended December 31, 2004
and 2003 (unaudited)                                                    4

Consolidated Statements of Cash Flows
three months ended December 31, 2004 and 2003
(unaudited)                                                             5

Notes to Consolidated Financial Statements - December 31, 2004
(unaudited)                                                             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10

        Forward-Looking Statements                                     10

        Critical Accounting Policies                                   10

        Results of Operation                                           11

        Liquidity and Capital Resources                                12

Item 3. 	Controls and Procedures
                                                                       12


PART II - Other Information

Item 1.  Legal Proceedings                                             13

Item 2.  Changes in Securities and Use of Proceeds                     13

Item 3.  Defaults Upon Senior Securities                               13

Item 4.  Submission of Matters to a Vote of Security Holders           13

Item 5.  Other Information                                             13

Item 6.  Exhibits and Reports on Form 8-K                              13

         Signatures                                                    16

ASSETS


CURRENT ASSETS
 Cash                                                             $     8
 Customer receivables, less allowance for
  doubtful accounts of $25                                            321
 Inventories                                                           54
 Prepaid expenses and other current assets                            108

TOTAL CURRENT ASSETS                                                  491

PROPERTY AND EQUIPMENT
 Transportation equipment                                           1,576
 Machinery and equipment                                              291
 Furniture and fixtures                                                45
 Leasehold improvements                                                38

                                                                    1,950

Less:  Accumulated depreciation
 and amortization                                                     665

PROPERTY AND EQUIPMENT, NET                                         1,285

OTHER ASSETS
 Equity in unconsolidated subsidiary                                5,705

TOTAL ASSETS                                                      $ 7,481
























See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Short term borrowings                                                 $    28
 Current maturities of long term debt-affiliate                         14,867
 Current maturities of long term debt-other                                165
 Accounts payable-trade                                                    215
 Accrued expenses
  Affiliate interest                                                     9,267
  Fuel taxes                                                               850
  Interest and penalties-fuel taxes                                      1,467
  Other                                                                    488
TOTAL CURRENT LIABILITIES                                               27,347

LONG-TERM DEBT, less current maturities                                    900

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
 Series A Cumulative Convertible Preferred Stock
  no par value - 500,000 shares designated - issued
  and outstanding 144,185 shares                                         4,436
  (liquidation preference - $4,436)

STOCKHOLDERS' DEFICIENCY
 Preferred stock - authorized, 1,000,000 shares of
  no par value, 500,000 designated Series B cumulative
  convertible preferred stock, none issued and outstanding                   -
  Common stock - authorized, 60,000,000 shares
   of no par value; issued 8,070,052 shares
   outstanding 7,998,052 shares                                         10,705
  Additional paid-in capital                                             3,608
  Accumulated deficit                                                  (39,278)
                                                                       (24,965)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                                237

TOTAL STOCKHOLDERS' DEFICIENCY                                         (25,202)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $ 7,481














See Notes to Consolidated Financial Statements

                                                            THREE MONTHS ENDED
                                                                 December 31,

                                                               2004        2003

NET SALES                                                $1,135          $  995

COST AND EXPENSES

Cost of sales                                               488             417

Departmental costs                                          544             543

Administrative costs                                        141             147

Loss from operations                                        (38)           (112)

Interest expense - other                                    (51)            (12)

Interest expense - affiliate                               (225)           (190)

Equity in income of
  Unconsolidated subsidiary                                  52              46

Other income (expense), net                                   -              11

NET LOSS                                                   (262)           (257)

Preferred dividends                                         (35)            (35)

Net loss applicable
  to common shareholders                                 $ (297)         $ (292)

Net loss per share
  applicable to common
  shareholders

Basic and Diluted                                        $(0.04)         $(0.04)

Weighted average shares
  outstanding:

  Basic and Dilutive                                  7,998,052       7,998,052















See Notes to Consolidated Financial Statements

                                                           THREE MONTHS ENDED
                                                                 DECEMBER 31,

                                                           2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                               $  (262)         $(257)

  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                               41             35
  Equity in income of unconsolidated subsidiary              (52)           (46)
  Change in assets and liabilities:
  Decrease in accounts receivable                              6             35
  Increase in inventory                                      (34)           (35)
  Decrease in prepaid expense and other current
    assets                                                    21              3
  Increase in accounts payable                                11             66
  Decrease in other accrued expenses                         (20)           (34)
  Increase in interest and penalties-fuel taxes               40              -
  Increase in accrued interest - affiliate                   226            190

  Total adjustments                                          239            214

  Net cash used in operating activities                      (23)           (43)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                       (184)             -
  Return of investment in unconsolidated
    subsidiary                                               230            105

  Net cash provided by investing activities                   46            105

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments of long-term debt-affiliate               -             (4)
  Principal payments of long-term debt-other                 (47)           (45)


 Net cash used in financing activities                       (47)           (49)

  Net (decrease) increase in cash & cash equivalents         (24)            13
  Cash and cash equivalents at beginning of period            32             53

  Cash and cash equivalents at end of period             $     8          $  66

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                             $    11          $  12

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $35 in each of the three-month periods ended December 31, 2004 and 2003.


See Notes to Consolidated Financial Statements.

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 2004, consolidated statements of operations for the three month periods ended December 31, 2004 and 2003, and the consolidated statements of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2004 and for all periods presented have been made.

The Company accounts for its investment in RTB/AS, L.L.C.
("RTB/AS") under the equity method of accounting. Although the Company owns 99% of the entity it has no voting rights.
Accordingly, under accounting principles generally accepted in the United States the Company is using the equity method of accounting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 annual report on Form 10-KSB. The results of operations for the three-month periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2004 the Company had a working capital deficiency of $26,856, stockholder's deficiency of $25,202, and incurred a net loss of $262 for the three months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective October 1, 2001, the Company began accounting for RTB/AS under the equity method. RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

	Balance Sheet                                     As of
     (in thousands)                              December 31, 2004
	Assets
        Cash                                             $  278
        Certificates of Deposit                           2,000
        Note and Interest Receivable - Member             3,398
        Advance Receivable - Member                         132
           Total assets                                  $5,808

	Liabilities and members' equity
        Accounts Payable                                 $    4
        Member's Equity                                   5,804
           Total liabilities and members' equity         $5,808

	Statement of Operations                    Three months ended
	(in thousands)                             December 31, 2004

        Revenues                                         $   53
        Net income                                       $   53

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

NOTE 5:  FINANCING ARRANGEMENTS

Short-Term Borrowings
The Company has an available line of credit of $175 due to expire on March 15, 2005, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act. There is $28 outstanding on the line of credit at December 31, 2004.

Current Maturities of Long Term Debt-Affiliate
Included in this category are $7,957 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Payments have not been made pursuant to the terms of the Note Modification and the Company is in default. There has been no additional note modification since that date, and no demands for payment have been made through December 31, 2004. As a result, the principal and accrued interest on these notes has been classified as short-term obligations at December 31, 2004.

Long Term Debt
This category includes $33 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company owes $1,027 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. Another $5 is owed to a finance company for the purchase of ground equipment. Of the total $1,065, $165 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three-month periods ended December 31, 2004 and 2003 no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech (holder of 50.9% of common stock and 71.8% of preferred) in the amount of $14,867. Relative to this debt, the Company had accrued interest of $9,267 at December 31, 2004. During the three months ended December 31, 2004 the Company paid none of the interest or principal to Transtech.

As of December 31, 2004, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

NOTE 8:  CONTINGENT LIABILITIES

New York Fuel Tax

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. An additional $40 of interest was accrued during the current period. There have been discussions with collections representatives from the State of New York to resolve the claim. The Company is unable to predict whether there is an opportunity to compromise the liability.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through December 31, 2004.

At December 31, 2004 the Company has included in its financial statements an accrual for environmental remediation of $104. The Company is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

Results of Operations

The following table presents, as a percentage of total sales, certain selected financial data for the Company for the periods indicated.

                                          Three Months Ended
                                             December 31,
                                         2004         2003

Net Sales                               100.0%       100.0%
Cost of Sales                            43.0         41.9
Departmental costs                       48.0         54.6
Administrative costs                     12.4         14.8
Equity in income of
Unconsolidated subsidiary                 4.6          4.6
Interest expense                         24.3         20.2
Other income                                -          1.1
Net loss                                (23.1)       (25.8)

Sales for the three month period ended December 31, 2004 increased $140 (14.1%) over the same period in 2003. Sales and services to commercial aviation increased $84, aircraft charter revenue increased $59, and military fuel sales increased $45. Revenue from deicing services decreased $51 due to the warm weather and fuel sales to general aviation decreased $26. However, the net revenue from all other sales and services provided to general aviation increased $29.

Cost of sales rose 1.1% of sales in 2004, primarily because rising fuel costs were not reflected at the same rate in selling prices.
 The cost of sales of jet fuel in 2004 was 59.6% while in 2003 it was 55.9%.

Departmental costs rose only $1 in 2004, but as a percentage of sales decreased by 6.6%. The largest increases were in salaries and benefits of $11, rent expense of $10, and fuel for ground equipment of $5. The largest decreases were in aircraft maintenance of $8, rent of shop and line equipment of $9, and property taxes of $8.

Administrative costs decreased by $6 (4.1%) during the current three month period. The two largest increases were in depreciation of $5 and bad debt expense of $5. The two largest decreases were professional fees of $8 and directors and auditors fees of $5.

Equity in income of unconsolidated subsidiary is the Company's share of income or loss in RTB/AS during the three-month period.

Interest expense increased a combined $74 resulting from five increases in the prime rate from July into December 2004, and an additional $40 accrual on the New York State fuel tax liability.

Liquidity and Capital Resources

During the three months ended December 31, 2004, the Company used
$23 of cash in operations and received $230 from return on investment in unconsolidated subsidiary. $47 was used to retire debt and $184 was used to purchase fixed assets.

Working capital deficit increased $262 to ($26,856) from September 30, 2004 to December 31, 2004. Current assets decreased $17.
Current liabilities increased $245 with $226 of the increase in accrued interest due to affiliate.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses in the prior fiscal year. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal 2005 the major source of cash is expected to be provided by return on investment in unconsolidated subsidiary.

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

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. An additional $40 of interest was accrued during the current period. There have been discussions with collections representatives from the State of New York to resolve the claim. The Company is unable to predict if efforts at compromising the liability will be successful and if so, what the final liability may be.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

	None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5. - OTHER INFORMATION

	None.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following in a list of exhibits filed as part of the form
10-QSB.

(31.5) Certification of Chief Accounting Officer regarding disclosure controls and procedures.

(31.6) Certification of Chief Executive Officer regarding disclosure controls and procedures.

(32.5) Certification of Chief Executive Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.6) Certification of Chief Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.
(b)  Reports on Form 8-K:  None.

(c)  Review by Independent Registered Accounting Firm.

 The consolidated balance sheet as of December 31, 2004, the consolidated statements of operations for the three months ended
 December 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ended December 31, 2004 and 2003 have been reviewed by the registrant's independent registered public accounting firm, WithumSmith+Brown, P.C., whose report covering their review of the financial statements follows.





























REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania


We have reviewed the accompanying consolidated balance sheet of b-Fast Corp. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations and cash flows for the three-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

Note D of the Company's audited financial statements as of September 30, 2003 and for the year then ended discloses that the Company had a working capital deficit of $26,594,000 and a stockholders' deficiency of $24,905,000 as of September 30, 2003.
 Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note D of those financial statements indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of December 31, 2004 and for the three-months then ended, the Company had a working capital deficit and a stockholders' deficiency. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.







/s/ WithumSmith+Brown, P.C.
Princeton, New Jersey
February 4, 2005








SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


b-FAST CORP.
(Registrant)


/s/ Paul R. Slack
 (Signature)
Paul R. Slack
Chief Accounting Officer and Controller
Date:  February 10, 2005


/s/ Bobby R. Adkins
(Signature)
Bobby R. Adkins
President and Chief Executive Officer
Date:  February 10, 2005




































EXHIBIT 31.5

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT
TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

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


February 10, 2005



/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer


EXHIBIT 31.6

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT
TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

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


February 10, 2005



/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer




EXHIBIT 32.5

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2004 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  February 10, 2005

EXHIBIT 32.6

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2004, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  February 10, 2005