Form 10QSB
period 2005-03-31
B FAST CORP
filed 2005-05-23
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

?  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of May 3, 2005: Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one): Yes     No X





b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I - Financial Information	Page Number


Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
March 31, 2005 (unaudited)                                    2

Consolidated Statements of Operations
three months and six months ended March 31, 2005
and 2004 (unaudited)                                          4

Consolidated Statements of Cash Flows
six months ended March 31, 2005
and 2004(unaudited)                                           5

Notes to Consolidated Financial Statements - March 31, 2005
(unaudited)                                                   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

        Forward-Looking Statements                           11

        Critical Accounting Policies                         11

        Results of Operation                                 12

        Liquidity and Capital Resources                      13

Item 3.         Controls and Procedures                      14


PART II - Other Information

Item 1.  Legal Proceedings                                   15

Item 2.  Changes in Securities, Use of Proceeds, and Issuer  15
         Purchases of Securities

Item 3.  Defaults Upon Senior Securities                     15

Item 4.  Submission of Matters to a Vote of Security Holders 15

Item 5.  Other Information                                   15

Item 6.  Exhibits and Reports on Form 8-K                    15

         Signatures                                          18

ASSETS


CURRENT ASSETS
  Cash and Cash equivalents                                    $    60
  Customer receivables, less allowance for
     doubtful accounts of $27                                      352
  Inventories                                                       52
  Prepaid expenses and other current assets                        103

TOTAL CURRENT ASSETS                                               567

PROPERTY AND EQUIPMENT
  Transportation equipment                                       1,576
  Machinery and equipment                                          291
  Furniture and fixtures                                            45
  Leasehold improvements                                            38

                                                                 1,950

Less:  Accumulated depreciation
  and amortization                                                 708

PROPERTY AND EQUIPMENT, NET                                      1,242

OTHER ASSETS
  Equity in unconsolidated subsidiary                            5,653

TOTAL ASSETS                                                   $ 7,462










See Notes to Consolidated Financial Statements.




LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
  Short term borrowings                                             $     29
  Current maturities of long term debt-affiliate                      14,867
  Current maturities of long term debt-other                             158
  Accounts payable-trade                                                 223
  Accrued expenses
    Affiliate interest                                                 9,505
    Fuel taxes                                                           850
    Interest and penalties-fuel taxes                                  1,506
    Other                                                                492
TOTAL CURRENT LIABILITIES                                             27,630

LONG-TERM DEBT, less current maturities                                  872

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - 500,000 shares designated - issued
    and outstanding 144,185 shares                                     4,471
    (liquidation preference - $4,471)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series B cumulative
    convertible preferred stock, none issued and outstanding               -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares
    outstanding 7,998,052 shares                                      10,705
  Additional paid-in capital                                           3,573
  Accumulated deficit                                                (39,552)
	(25,274)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                              237

TOTAL STOCKHOLDERS' DEFICIENCY                                       (25,511)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $ 7,462











See Notes to Consolidated Financial Statements






                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                         March 31,                       March 31,
                                 2005            2004            2005            2004

NET SALES                      $1,130           $1,084          $2,265         $2,079

COST AND EXPENSES

Cost of sales                     489              482             977            899
Departmental costs                556              587           1,100          1,130
Administrative costs              125              145             266            292

Loss from operations              (40)            (130)            (78)          (242)

Interest expense - other          (54)             (11)           (105)           (23)

Interest expense - affiliate     (239)            (188)           (464)          (378)

Equity in income of
  Unconsolidated subsidiary        58               37             110             83

Other income (expense), net         1                8               1             19

NET LOSS                         (274)            (284)           (536)          (541)

Preferred dividends               (35)             (34)            (70)           (69)

Net loss applicable
  to common shareholders        $(309)           $(318)          $(606)         $(610)

Net loss per share
  applicable to common
  shareholders

Basic and Diluted              $(0.04)          $(0.04)         $(0.08)        $(0.08)

Weighted average shares
  outstanding:

  Basic and Dilutive        7,998,052        7,998,052       7,998,052      7,998,052










See Notes to Consolidated Financial Statements








                                                            SIX MONTHS ENDED
                                                                  MARCH 31,
                                                           2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                $(536)          $(541)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                              84              71
  Provision for bad debts                                     2               -
  Equity in income of unconsolidated subsidiary            (110)            (83)
  Change in assets and liabilities:
  Increase in accounts receivable                           (27)            (25)
  Increase in inventory                                     (32)            (22)
  Decrease in other assets                                   26               8
  Increase in accounts payable                               19              53
  Decrease in other accrued expenses                        (16)             (7)
  Increase in interest and penalties-fuel taxes              79               -
  Increase in accrued interest - affiliate                  464             378

  Total adjustments                                         489             373

  Net cash used in operating activities                     (47)           (168)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                      (184)             (7)
  Return of investment in unconsolidated
    subsidiary                                              340             265

  Net cash provided by investing activities                 156             258

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from short-term borrowings                         -               3
  Principal payments of long-term debt-affiliate              -              (9)
    Principal payments of long-term debt-other              (81)            (86)

  Net cash used in financing activities                     (81)            (92)

  Net increase (decrease) in cash & cash equivalents         28              (2)
  Cash and cash equivalents at beginning of period           32              53

  Cash and cash equivalents at end of period             $   60           $  51

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                             $   26           $  23

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $70 and $69, respectively, in each of the six-month periods ended March 31, 2005 and 2004.

   In 2004, the Company incurred debt in the amount of $7 upon purchasing property and equipment.
See Notes to Consolidated Financial Statements.




b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2005, consolidated statements of operations for the three month and six month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the six month periods then ended were prepared by the b-Fast Corp. and subsidiaries (the Company), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2005 and for all periods presented have been made.

The Company accounts for its investment in RTB/AS, L.L.C. ("RTB/AS") under the equity method of accounting. Although the Company owns 99% of the entity it has no voting rights. Accordingly, under accounting principles generally accepted in the United States the Company is using the equity method of accounting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 annual report on Form 10-KSB. The results of operations for the three and six month periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2005 the Company had a working capital deficiency of $27,063, stockholder's deficiency of $25,511, and incurred a net loss of $536 for the six months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As part of management's plans, management is exploring other opportunities to acquire an FBO similar to its Harrisburg FBO. The Company is also exploring investments in other non-related businesses, including the auto racing industry. There can be no assurance that management will be successful in implementing these plans.

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




b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

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

NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Effective October 1, 2001, the Company began accounting for RTB/AS under the equity method. RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

        Balance Sheet                                           As of
     (in thousands)                                         March 31, 2005
	Assets
        Cash                                                    $  172
	Certificates of Deposit              			 2,000
	Note and Interest Receivable - Member			 3,445
	Note and Interest Receivable-Other			 1,146
        Advance Receivable - Member                                132
           Total assets                                         $6,895

	Liabilities and members' equity
        Accounts Payable                                        $    4
        Notes Payable                                            1,134
        Accrued Interest                                             5
        Member's Equity                                          5,752
	   Total liabilities and members' equity		$6,895

        Statement of Operations                            Six months ended
        (in thousands)                                      March 31, 2005

        Revenues                                                $  126
        Net income                                              $  111

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

On January 14, 2005 RTB/AS borrowed $500 against a $1,000 line of credit at one bank, and $634 against another $1,000 line of credit. Both lines of credit were established in June 2003, and are secured by existing certificates of deposit. The $500 loan carries an interest rate of 4.61% and matures on January 14, 2006. The $634 loan carries an interest rate of 4.25% and matures on June 9, 2006.






b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

The entire proceeds from these two loans were then loaned to Transtech Holding Company (Transtech) (see Note 7) on January 18, 2005 under a term note which matures January 18, 2008, and carries an interest rate equal to the prime rate as published in the Wall Street Journal.

NOTE 5:  FINANCING ARRANGEMENTS

Short-Term Borrowings
The Company has an available line of credit of $50 due to expire on March 15, 2006, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act. There is $29 outstanding on the line of credit at March 31, 2005.

Current Maturities of Long Term Debt-Affiliate
Included in this category are $7,957 of various demand loans due to Transtech, the Company's principal shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Payments have not been made pursuant to the terms of the Note Modification which expired March 20, 2004, and the Company is in default. There has been no additional note modification since that date, and no demands for payment have been made through March 31, 2005. As a result, the principal and accrued interest on these notes has been classified as short-term obligations at March 31, 2005.

Long Term Debt
This category includes $26 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company owes $1,000 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. Another $4 is owed to a finance company for the purchase of ground equipment. Of the total $1,030, $158 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the six month and three month periods ended March 31, 2005 and 2004 no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech, (holder of 50.9% of common stock and 71.8% of Series A cumulative convertible preferred stock), in the amount of $14,867. Relative to this debt, the Company had accrued interest of $9,505 at March 31, 2005. During the six





b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

months ended March 31, 2005 the Company paid none of the interest or principal to Transtech.

As of March 31, 2005, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

NOTE 8:  CONTINGENT LIABILITIES

New York Fuel Tax

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,356. An additional $79 of interest was accrued during the six months ended March 31, 2005. There have been discussions with collections representatives from the State of New York to resolve the claim. The Company is unable to predict whether there is an opportunity to negotiate the liability.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through March 31, 2005.

At March 31, 2005 the Company has included in its financial statements an accrual for environmental remediation of $104. The Company is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

Although the escrow for environmental remediation in connection with the sale of the Chicago FBO expired in March 2002 and the funds were returned, a contingent liability exists within the sales agreement. The





b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

agreement states that sellers shall pay 100% of buyers' expenses of remediation up to the first $390 and 50% of the next $390, for a maximum of $585. The Company has not been notified of any remediation expenses incurred to date, and the Company has no knowledge if and when any will be incurred.

Recent Accounting Announcements

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123R "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. SFAS 123R, replaces SFAS 123, Accounting for Stock Based Compensation and supercedes APB opinion No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business Filers. The adoption of SFAS 123R is not expected to have a material effect on our financial position or operation.







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

Critical Accounting Policies

b-Fast Corp.'s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: investment accounting, allowance for doubtful accounts and long-lived assets, including investments in unconsolidated subsidiary. We discuss these policies further below, as well as the estimates and management's judgments involved. We believe these policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.
The Company uses the equity method of accounting for their investment in an unconsolidated subsidiary. The Company exercises significant influence by maintaining the entity's checkbook, accumulating data for tax returns and having the President and Chief Executive Officer serve as the manager of the unconsolidated subsidiary.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of recoverability of amounts due us could be adversely affected.
We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over four to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation in future periods. We review for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards
No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," utilizing cash flows which take into account management's estimates of future operations.

Results of Operations

The following table presents, as a percentage of total sales, certain selected financial data for the Company for the periods indicated.

                              Three Months Ended           Six Months Ended
                                    March 31,                  March 31,
                                 2005       2004         2005        2004

Net Sales                       100.0%      100.0%      100.0%      100.0%
Cost of Sales                    43.3        44.5        43.1        43.2
Departmental costs               49.2        54.2        48.6        54.4
Administrative costs             11.0        13.2        11.8        14.0
Equity in income of
 Unconsolidated subsidiary        5.1         3.4         4.9         4.0
Interest expense                 25.9        18.4        25.1        19.3
Other income                        -         0.7           -         0.9
Net loss                        (24.3)      (26.2)      (23.7)      (26.0)

Sales for the six month period ended March 31, 2005 increased $186 (8.9%) over the same period in 2004. Sales and services to commercial aviation increased $125, aircraft charter income increased $98, fuel sales to general aviation increased $70, and sales of miscellaneous ground services increased $56. These increases were reduced by decreases in military fuel sales of $80, a result of fewer military aircraft landings at the airport, and deicing services of $83 due to a milder winter. Sales for the three month period ended March 31, 2005 increased $46 over the same period in 2004. Sales and services to commercial aviation increased $47, charter income increased $39, sales of fuel to general aviation increased $96, and sales of miscellaneous ground services increased $22. These increases were






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

reduced by decreases in military fuel sales of $125 and deicing services of $33.

Cost of sales as a percentage of sales remained relatively unchanged for the six months periods in both years. For the three month period ended March 31, 2005 the cost of sales percentage was 1.2% less than 2004, a result of the changing sales mix.

Departmental costs decreased $30 (2.7%) during the six month period ended March 31, 2005 as compared to the previous year, and as a percentage of sales they decreased 5.8%. The largest increases were in rent expense of $13, due to escalation clauses, payroll and benefits of $10, equipment maintenance and repairs of $9, and EPA expense of $6. The largest decreases were in aircraft maintenance of $47, equipment rental of $14, and insurance expense of $6. Departmental costs for the three months ended March 31, 2005 decreased $31 as compared to 2004. The largest decreases were $39 in aircraft maintenance and repairs, and $7 in insurance expense. The largest increases were in equipment maintenance and repairs of $9 and real estate rent of $3.

Administrative costs decreased $26 (8.9%) in the six month period ended March 31, 2005. Decreases in professional fees of $15, travel expenses of $13 and bad debt expense of $9, were offset by increased depreciation expense of $12. Administrative costs for the three month period ended March 31, 2005 decreased $20 (13.8%). Decreases in professional fees of $8, travel expenses of $5, and bad debt expense of $14, were offset by an increase in depreciation expense of $6.

Equity in income of unconsolidated subsidiary is the Company's share of income or loss in RTB/AS during the six and three month periods.

Interest expense increased a combined $168 during the six month period in 2005. $79 of the increase was an additional accrual on the New York State fuel tax liability. The balance of $89 is the result of seven increases in the prime rate from July 2004 through March 2005. Interest expense during the three month period ended March 31, 2005 increased $94, of which $39 was an additional accrual on the New York State fuel tax liability, and the remaining $55 increase was due to prime rate increases.

Liquidity and Capital Resources

During the six months ended March 31, 2005, the Company used $47 of cash in operations and received $340 from return on investment in unconsolidated subsidiary. $81 was used to retire debt and $184 was used to purchase fixed assets.

Working capital deficit increased $469 to ($27,063) from September 30, 2004 to March 31, 2005. Current assets increased $59. Current liabilities increased $528 with $464 of the increase in accrued interest due to affiliate.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Based on their evaluation, conducted before the final preparation of the March 31, 2005 financial statements, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control

There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.








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

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,356. An additional $79 of interest was accrued during the current six month period. There have been discussions with collections representatives from the State of New York to resolve the claim. The Company is unable to predict if efforts at compromising the liability will be successful and if so, what the final liability may be.

ITEM 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
           SECURITIES

	None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

An installment note is due Transtech in the amount of $6,910. Quarterly payments of $300 plus interest at prime were to be paid beginning October 1999. A series of note modification agreements deferred these payments. The last modification agreement expired March 20, 2004, and the Company has made no payments and is in default. No demands for payment have been made through March 31, 2005.

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

(b)  Reports on Form 8-K:

	On January 18, 2005 the Company filed Form 8-K to announce the resignation of Maurice Lawruk, a member and Chairman of the Board of Directors of b-Fast Corp, and his replacement by Bobby R. Adkins, a current member of the Board, as Chairman of the Board until the next annual meeting of the shareholders.

(c)  Review by Independent Registered Accounting Firm.

 The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three and six months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three and six months ended March 31, 2005 and 2004 have been reviewed by the registrant's independent registered public accounting firm, WithumSmith+Brown, P.C., whose report covering their review of the financial statements follows.














REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania


We have reviewed the accompanying consolidated balance sheet of b-Fast Corp. and subsidiaries as of March 31, 2005, the related consolidated statements of operations for the three month and six month periods ended March 31, 2005 and 2004 and the related consolidated cash flow statements for the six month periods ended March 31, 2005 and 2004. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

Note D of the Company's audited consolidated financial statements as of September 30, 2004 and for the year then ended discloses that the Company had a working capital deficit of $26,594,000 and a stockholders' deficiency of $24,905,000 as of September 30, 2004. Our auditors' report on those consolidated financial statements includes an explanatory paragraph referring to the matters in Note D of those consolidated financial statements indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim consolidated financial statements as of March 31, 2005 and for the three month and six month periods then ended, the Company had a working capital deficit and a stockholders' deficiency. The accompanying interim consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty.







/s/ WithumSmith+Brown, P.C.
Princeton, New Jersey
May 5, 2005





SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


b-FAST CORP.
(Registrant)


/s/ Paul R. Slack
 (Signature)
Paul R. Slack
Chief Accounting Officer and Controller
Date:  May 20, 2005


/s/ Bobby R. Adkins
(Signature)
Bobby R. Adkins
President and Chief Executive Officer
Chairman of the Board of Directors
Date:  May 20, 2005
























EXHIBIT 31.7

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

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Registrant and we have:

a)	designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the Registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any changes in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and





5.	The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



May 20, 2005



/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer






EXHIBIT 31.8

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

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Registrant and we have:

a)	designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the Registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)	disclosed in this report any changes in the Registrant's
internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and





5.	The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies and material weaknesses in the
                design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



May 20, 2005



/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer
Chairman of the Board of Directors




EXHIBIT 32.7

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  May 20, 2005






EXHIBIT 32.8

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  May 20, 2005





