Form 10KSB/A
period 2004-09-30
B FAST CORP
filed 2005-06-17
CIK 350200

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

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
Series A Cumulative Convertible Preferred Stock as of
August 18, 2004, the last date for which a published bid and asked price is available.

State the number of shares outstanding of each of the Company's classes of common equity as of September 30, 2004:

-	Common Stock (without par value) 7,998,052 shares.




b-Fast Corp.
FORM 10-KSB


TABLE OF CONTENTS



Part I				Page No.

Item 1. Description of Business                                            4
Item 2. Description of Property                                            7
Item 3. Legal Proceedings                                                  8
Item 4. Submission of Matters to a Vote of Security Holders                8


Part II

Item 5. Market for Common Equity and Related Stockholder Matters           9
Item 6. Management's Discussion and Analysis or Plan of Operation         10
Item 7. Financial Statements                                              14
Item 8.	Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                      14
Item 8A.        Controls and Procedures                                   14
Item 8B.        Other Information                                         14


Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16 (a) of the Exchange Act                15
Item 10.Executive Compensation                                            17
Item 11.Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters                        19
Item 12.Certain Relationships and Related Transactions                    20
Item 13.Exhibits and Reports on Form 8-K                                  21
Item 14.Principal Accountant Fees and Services                            21






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

Explanatory Note

	This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended September 30, 2004 is filed to update Item 6; Item 8A; Item 9; Note D12, of the Notes to
Consolidated Financial Statements; and Exhibits 31.3 and 31.4.

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

SIGNIFICANT TRANSACTIONS

During fiscal 1994, Triton Energy Corporation ("Triton") b-
Fast's then principal shareholder and creditor, sold all of the b-




Fast indebtedness, common stock and a large portion of b-Fast's
Series A Cumulative Convertible Preferred Stock ("Series A Stock") to Transtech Holding Co., Inc. ("Transtech"). See Item 12 for additional information.

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

Item 2.  Description of Properties

b-Fast's corporate headquarters are located at 660 Newtown-
Yardley Road in Newtown, Pennsylvania. We operate a general aviation services facility, commonly referred to as a FBO, at




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

Administrative costs decreased $50,000. An increase of $59,000 in bad debt expense, of which $56,000 was related to advances to LLC, was offset by a reduction in legal fees of $53,000, travel expenses of $32,000, and director fees of $15,000.

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








In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 153, "Exchanges of Nonmonetary Assets" - an amendment of APB Opinion No. 29 ("FAS No. 153"). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.
Item 7.  Financial Statements
The response to this item is submitted as a separate Section
(S - Pages) of this report.

Item 8.  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure

	None.

Item 8A.  Controls and Procedures

(a) CEO/CAO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As
       required by Rule 13a-15(b), management, including our CEO and CAO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CAO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

(b) Changes in internal controls. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 8B.  Other Information

	None.






PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
  Compliance with Section 16(a) of the Exchange Act.

The Executive Officers and Directors of b-Fast are as follows:

Name                           Age                             Position

Maurice R. Lawruk (3)           73                Chairman of the
                                                  Board of Directors,
                                                  and Director

Bobby R. Adkins (1) (2) (3)     58                President and Chief Executive
                                                  Officer and Director

Alice F. Buford (2)             55                Director

James R. Affleck, Jr. (1)       64                Director and
                                                  Vice President,
                                                  Assistant Treasurer, and
                                                  Assistant Secretary

Richard W. Brant, M.D.          34                Director

Paul R. Slack                   64                Chief Accounting
                                                  Officer, Controller,
                                                  Treasurer and
                                                  Secretary

(1) Member of the Human Resources Committee
(2) Member of the Audit Committee
(3) On January 18, 2005 Mr. Lawruk resigned from the Board of
Directors and Bobby R. Adkins was elected as Chairman of the Board to replace Mr. Lawruk.

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

Maurice A. Lawruk was elected to the Board on May 20, 1994.
 Mr. Lawruk is Vice President of Valley Air and is on the Board of Directors of Transtech. Mr. Lawruk also serves as Chairman of the construction company which he founded in 1967. Mr. Lawruk previously served for eight years on the Pennsylvania Industrial Development Authority. On July 11, 2000, Mr. Lawruk was elected Chairman of the Board of Directors to replace Brant. He resigned from the Board on January 18, 2005.

Bobby R. Adkins was elected to the Board on May 20, 1994. He was appointed as Chief Operating Officer in November 1995, a position formerly held by Wallace Congdon. Mr. Adkins is a member of the Board of Directors and the Vice President Operations of Transtech, and has served as Secretary and Treasurer of Valley Air Services, Inc. ("Valley Air") since 1989. Mr. Adkins holds Associate degrees in Accounting, Business Administration, and Law Enforcement, and is a licensed commercial pilot and certified flight instructor. On July 11, 2000, Mr. Adkins was elected President and Chief Executive Officer to replace Brant. The position of Chief Operating Officer vacated by Mr. Adkins was not filled. Mr. Adkins was elected Chairman of the Board on January 18, 2005 to replace Mr. Lawruk.

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

RELATED PARTY TRANSACTIONS

In May 1994 Triton sold the majority of its equity in b-Fast to Transtech. (See "Note F - Long Term Debt-Affiliate.") At September 30, 2003, Transtech owned 50.9% of our common stock and 71.8% of b-Fast's preferred stock. b-Fast is also indebted to Transtech in the amount of $14,882,400, in the form of notes that were purchased from Triton. During Fiscal 2004, we made payments of $16,000 on these loans, and $772,000 of interest expense was recorded against these loans of which none was paid. During fiscal year 2003, we made no payments on these loans, and $790,000 of interest expense was recorded against these loans of which none was paid. At September 30, 2004, we have $9,041,000 of accrued interest due to Transtech recorded on the balance sheet. On November 7, 2003, b-Fast entered into a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2005 and has not been further extended. As a result, the principal and accrued interest on these notes have been classified as short-term obligations at September 30, 2004.

Lawruk has guaranteed repayment of b-Fast's debt obligation to Cessna Corporation on its 1979 Beechcraft King Air 200 airplane, which was acquired in March 2001.

Brant, Lawruk and their respective spouses have guaranteed repayment of b-Fast's debt obligation to Avfuel Corporation, b-
Fast's fuel dealer. The amount of the obligation was $48,000 at September 30, 2004.

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

Signature                        Title                               Date



/s/ Bobby Ray Adkins
Bobby Ray Adkins         President and Chief                     June 15, 2005
                         Executive Officer,
                         Chairman of the Board
                         of Directors



/s/ Paul R. Slack
Paul R. Slack            Chief Accounting Officer                June 15, 2005
                         And Controller


/s/ James R. Affleck, Jr.
James R. Affleck, Jr.    Director                                June 15, 2005



/s/ Alice F. Buford
Alice F. Buford          Director                                June 15, 2005



/s/ Richard W. Brant, M.D.
Richard W. Brant, M.D.  Director                                 June 15, 2005














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

(Dollar amounts in thousands)


                                                                    Additional
                             Series B                               Paid-In          (Accumulated    Treasury Stock
                          Preferred Stock       Common Stock        Capital           Deficit)       Shares  Amount       Total
                          Shares    Amount     Shares    Amount
Balance at
September 30, 2002
as previously reported       -       $   -     8,070,052  $10,705    $3,919            $(36,302)      72,000 $(237)       $(21,915)
Correction of error          -           -             -        -         -                (633)           -     -            (633)

Balance at
September 30, 2002,
restated                     -           -     8,070,052   10,705     3,919             (36,935)      72,000  (237)        (22,548)

Dividends on
preferred stock              -           -             -        -      (138)                  -            -     -            (138)


Net loss                     -           -             -        -         -              (1,126)           -     -          (1,126)


Balance at
September 30, 2003           -           -     8,070,052   10,705      3,781            (38,061)      72,000  (237)        (23,812)

Dividends on
preferred stock              -           -             -        -       (138)                 -            -     -            (138)


Net loss                     -           -             -        -          -               (955)           -     -            (955)




Balance at
September 30, 2004           -      $    -     8,070,052  $10,705      $3,643          $(39,016)      72,000 $(237)       $(24,905)







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

In December 2003, the Financial Accounting Standards Board issued Interpretation on No. 46 (R) "Consolidation of Variable Interest Entities." FIN No. 46 (R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without subordinated financial support from other parties. FIN No. 46 (R) applies immediately to variable interest entities (VIE) created after December 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies no later than the first reporting period ending after December 15, 2004, to VIE's in which an enterprise holds a variable interest that it acquired before January 1, 2004. FIN No. 46 (R) applies to public enterprises as of the beginning of the applicable interim or annual period.
 The adoption of FIN No. 46 (R) is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations, because the Company does not have any VIE's.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 153,
- Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 ("FAS No. 153"). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.








12.	Restatement of Previously Issued Financial Statements

In the period ended June 30, 2004, Management of the Company detected an error in the balance sheet of RTB/AS (see Note E) as of September 30, 2002. Because the calculation of the ATEI cannot be exact until Brant receives her K-1 form, sometime in April for the previous calendar year, certain assumptions must be made in order to determine an ATEI as of September 30. When the calculation was made, an important piece of information was missing, which later came to light when true-up schedules prepared independently by the Company and Brant's accountant were compared. The error was made by the Company. As a result, Advance Receivable - Member and Members' Equity were reduced by $633. There was no effect on the Statement of Operations of RTB/AS. In addition, Equity in Unconsolidated Subsidiary and Accumulated Deficit were reduced by $633. There was no effect on the Statement of Operations of the Company.














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

33. Incorporated by reference from the Company's Annual Report on Form 10-KSB dated March 31, 2004, File No. 1-10190.

34. Incorporated by reference from the Company's Current Report on Form 10-QSB dated June 30, 2004, File No. 1-10190.

EXHIBIT 31.3

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT
TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Paul R. Slack, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of b-
Fast Corp;

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



June 15, 2005



/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer


EXHIBIT 31.4

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT
TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Bobby Ray Adkins, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of b-
Fast Corp;

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



June 15, 2005



/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer
Chairman of the Board of Directors

Exhibit 32.3

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of b-Fast Corp. (the "Company") on Form 10-KSB/A for the period ended September 30, 2004 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934;
and

(2) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.





/s/ Bobby Ray Adkins
President and Chief Executive Officer
Chairman of the Board of Directors
Date:  June 15, 2005

Exhibit 32.4

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of b-Fast Corp. (the "Company") on Form 10-KSB/A for the period ended September 30, 2004 as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3) the Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934;
and

(4) the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.





/s/ Paul R. Slack
Chief Accounting Officer
Date:  June 15, 2005