Form 10QSB/A
period 2004-12-31
B FAST CORP
filed 2005-06-17
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB/A
Amendment No. 1

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





b-FAST CORP. AND SUBSIDIARIES

INDEX


Explanatory Note

This Amendment No. 1 on Form 10QSB/A to the Quarterly Report on
Form 10-QSB for the quarter ended December 31, 2004 is filed to update Item 3 and Exhibits 31.5 and 31.6.




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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As required by Rule 13a-15(b), management, including our CEO and CAO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CAO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

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


b-FAST CORP.
(Registrant)


/s/ Paul R. Slack
 (Signature)
Paul R. Slack
Chief Accounting Officer and Controller
Date:  June 15, 2005


/s/ Bobby R. Adkins
(Signature)
Bobby R. Adkins
President and Chief Executive Officer
Chairman of the Board of Directors
Date:  June 15, 2005




























EXHIBIT 31.5

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT
TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Paul R. Slack, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of b-
Fast Corp;

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



June 15, 2005



/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer














EXHIBIT 31.6

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT
TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Bobby Ray Adkins, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of b-
Fast Corp;

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



_______________________________________
/s/ Bobby Ray Adkins
President and Chief Executive Officer
Chairman of the Board of Directors
Date:  June 15, 2005







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



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  June 15, 2005



