Form 10QSB
period 2005-06-30
B FAST CORP
filed 2005-08-11
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

?  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2005: Common stock
(without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one): Yes
 No X





b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I - Financial Information                                Page Number


Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
June 30, 2005 (unaudited)                                          2

Consolidated Statements of Operations
three months and nine months ended June 30, 2005
and 2004 (unaudited)                                               4

Consolidated Statements of Cash Flows
nine months ended June 30, 2005
and 2004(unaudited)                                                5

Notes to Consolidated Financial Statements - June 30, 2005
(unaudited)

Report of Independent Registered Public Accounting Firm           11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            12

        Forward-Looking Statements                                12

        Critical Accounting Policies                              12

        Results of Operation                                      13

        Liquidity and Capital Resources                           14

Item 3.         Controls and Procedures                           15


PART II - Other Information

Item 1.  Legal Proceedings                                        16

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds                                                 16

Item 3.  Defaults Upon Senior Securities                          16

Item 4.  Submission of Matters to a Vote of Security Holders      16

Item 5.  Other Information                                        16

Item 6.  Exhibits                                                 16

         Signatures                                               18

ASSETS


CURRENT ASSETS
  Cash and Cash equivalents                                    $    38
  Customer receivables, less allowance for
  doubtful accounts of $30                                         358
  Inventories                                                       55
  Prepaid expenses and other current assets                        143

TOTAL CURRENT ASSETS                                               594

PROPERTY AND EQUIPMENT
  Transportation equipment                                       1,576
  Machinery and equipment                                          291
  Furniture and fixtures                                            45
  Leasehold improvements                                            42

                                                                 1,954

Less:  Accumulated depreciation
  and amortization                                                 750

PROPERTY AND EQUIPMENT, NET                                      1,204

OTHER ASSETS
  Equity in unconsolidated subsidiary                            5,690

TOTAL ASSETS                                                   $ 7,488




See Notes to Consolidated Financial Statements.



LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
  Short term borrowings                                          $    33
  Current maturities of long term debt-affiliate                  14,867
  Current maturities of long term debt-other                         150
  Accounts payable-trade                                             330
  Accrued expenses
    Affiliate interest                                             9,764
    Fuel taxes                                                       850
    Interest and penalties-fuel taxes                              1,546
    Other                                                            462
TOTAL CURRENT LIABILITIES                                         28,002

LONG-TERM DEBT, less current maturities                              843

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - 500,000 shares designated - issued
    and outstanding 144,185 shares                                 4,505
    (liquidation preference - $4,505)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series B cumulative
    convertible preferred stock, none issued and outstanding           -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares
    outstanding 7,998,052 shares                                  10,705
  Additional paid-in capital                                       3,539
  Accumulated deficit                                            (39,869)
                                                                 (25,625)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                          237

TOTAL STOCKHOLDERS' DEFICIENCY                                   (25,862)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $ 7,488



See Notes to Consolidated Financial Statements




	      THREE MONTHS ENDED     NINE MONTHS ENDED
	            June 30,            June 30,

                                  2005          2004        2005      2004

NET SALES                       $1,079        $  987      $3,344    $3,066

COST AND EXPENSES

Cost of sales                      448           379       1,425     1,278
Departmental costs                 588           530       1,688     1,660
Administrative costs               115           122         381       414

Loss from operations               (72)          (44)       (150)     (286)

Interest expense - other           (53)          (11)       (158)      (34)

Interest expense - affiliate      (259)         (188)       (723)     (566)

Equity in income of
  Unconsolidated subsidiary         62            38         172       121

Other income (expense), net          5             -           6        19

NET LOSS                          (317)         (205)       (853)     (746)

Preferred dividends                (34)          (35)       (104)     (104)

Net loss applicable
  to common shareholders         $(351)        $(240)      $(957)    $(850)

Net loss per share
  applicable to common
  shareholders

Basic and Diluted               $(0.04)       $(0.03)     $(0.12)   $(0.11)

Weighted average shares
  outstanding:

  Basic and Dilutive         7,998,052     7,998,052   7,998,052  7,998,052



See Notes to Consolidated Financial Statements





                                                          NINE MONTHS ENDED
                                                                JUNE 30,
                                                          2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(853)          $(746)

Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation and amortization                              126             107
Provision for bad debts                                      5               -
Equity in income of unconsolidated subsidiary             (172)           (121)
Change in assets and liabilities:
(Increase) decrease in accounts receivable                 (36)              5
Increase in inventory                                      (35)             (9)
(Increase) decrease in other current assets                (14)             14
Increase in accounts payable                               126              19
Decrease in other accrued expenses                         (46)            (24)
Increase in interest and penalties-fuel taxes              119               -
Increase in accrued interest - affiliate                   723             566

Total adjustments                                          796             557

Net cash used in operating activities                      (57)           (189)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                       (188)            (16)
Return of investment in unconsolidated
  subsidiary                                               365             340

Net cash provided by investing activities                  177             324

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term borrowings                          4               3
Proceeds from long-term borrowings                           -               7
Principal payments of long-term debt-affiliate               -             (13)
Principal payments of long-term debt-other                (118)           (123)

Net cash used in financing activities                     (114)           (126)

Net increase in cash & cash equivalents                      6               9
Cash and cash equivalents at beginning of period            32              53

Cash and cash equivalents at end of period              $   38           $  62

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                              $   40           $  34

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $104 in each of the nine-month periods ended June 30, 2005 and 2004.

   In 2004, the Company incurred debt in the amount of $7 upon purchasing property and equipment.

See Notes to Consolidated Financial Statements.



b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2005, consolidated statements of operations for the three month and nine month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the nine month periods then ended were prepared by the b-Fast Corp. and subsidiaries (the Company), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2005 and for all periods presented have been made.

The Company accounts for its investment in RTB/AS, L.L.C.
("RTB/AS") under the equity method of accounting. Although the Company owns 99% of the entity it has no voting rights.
Accordingly, under accounting principles generally accepted in the United States the Company is using the equity method of accounting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2004 annual report on Form 10-KSB/A. The results of operations for the three and nine month periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At June 30, 2005 the Company had a working capital deficiency of $27,408, stockholder's deficiency of $25,862, and incurred a net loss of $853 for the nine months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As part of management's plans, management is exploring other opportunities to acquire an FBO similar to its Harrisburg FBO.
The Company is also exploring investments in other non-related businesses, including the auto racing industry. There can be no assurance that management will be successful in implementing these plans.

NOTE 3:  SIGNIFICANT TRANSACTIONS

In March 1999 R. Ted Brant ("Brant"), the Company's Chairman and
Chief Executive Officer, entered into an agreement to purchase a 30% ownership interest in an auto racing entity for $9,875 principally with funds received from a majority owned subsidiary.
 In June 1999, the Company



b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

formed RTB/AS, L.L.C. for the purpose of making investments in the auto racing industry. The Company owns a 99% interest in RTB/AS and Brant owned a 1% interest with 100% voting rights. Therefore, as of October 1, 2001 the entity is accounted for using the equity method. During fiscal 1999, RTB/AS advanced $9,708 to Brant. The advances were structured as a note of $4,265 bearing interest at 8% per annum, various interest-free advances totaling $1,168 and a purchase of an After Tax Economic Interest ("ATEI") in Brant's 30% ownership interest in the auto racing entity for $4,275. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity.

NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

	Balance Sheet                                     As of
        (in thousands)                              June 30, 2005
 Assets
 Cash                                                    $  152
 Certificates of Deposit                                  2,000
 Note and Interest Receivable - Member                    3,492
 Note and Interest Receivable-Other                       1,163
 Advance Receivable - Member                                132
 Total assets                                            $6,939

 Liabilities and members' equity
 Accounts Payable                                        $    4
 Notes Payable                                            1,134
 Accrued Interest                                            11
 Member's Equity                                          5,790
 Total liabilities and members' equity                   $6,939

 Statement of Operations                        Nine months ended
 (in thousands)                                     June 30, 2005

 Revenues                                                $  204
 Net income                                              $  174

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




b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

of 4.25% and matures on June 9, 2006.

The entire proceeds from these two loans were then loaned to Transtech Holding Company (Transtech) (see Note 7) on January 18, 2005 under a term note which matures January 18, 2008, and carries an interest rate equal to the prime rate as published in the Wall Street Journal.

NOTE 5:  FINANCING ARRANGEMENTS

Short-Term Borrowings
The Company has an available line of credit of $50 due to expire on March 15, 2006, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act. There is $33 outstanding on the line of credit at June 30, 2005.

Current Maturities of Long Term Debt-Affiliate
Included in this category are $7,957 of various demand loans due to Transtech, the Company's principal shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Payments have not been made pursuant to the terms of the Note Modification which expired March 20, 2004, and the Company is in default. There has been no additional note modification since that date, and no demands for payment have been made through June 30, 2005. As a result, the principal and accrued interest on these notes has been classified as short-term obligations at June 30, 2005.

Long Term Debt
This category includes $18 due to Avfuel Corporation ("Avfuel"), the Company's exclusive fuel provider. The loan is being paid by means of a rebate issued monthly by Avfuel at the rate of $0.045 per gallon of jet aviation fuel delivered to the Company during the previous month. The Company owes $971 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. Another $4 is owed to a finance company for the purchase of ground equipment. Of the total $993, $150 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the nine month and three month periods ended June 30, 2005 and 2004 no exercise of common stock equivalents were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech, (holder of 50.9% of common stock and 71.8% of Series A cumulative convertible



b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

preferred stock), in the amount of $14,867. Relative to this debt, the Company had accrued interest of $9,764 at June 30, 2005.
 During the nine months ended June 30, 2005 the Company paid none of the interest or principal to Transtech.

As of June 30, 2005, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

NOTE 8:  CONTINGENT LIABILITIES

New York Fuel Tax

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,396. An additional $119 of interest was accrued during the nine months ended June 30, 2005. There have been discussions with collections representatives from the State of New York to resolve the claim. The Company is unable to predict whether there is an opportunity to compromise the liability.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through June 30, 2005.

At June 30, 2005 the Company has included in its financial statements an accrual for environmental remediation of $104. The Company is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.



b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

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

Recent Accounting Announcements

In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123R "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. SFAS 123R, replaces SFAS 123, Accounting for Stock Based Compensation and supercedes APB opinion No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123R is not expected to have a material effect on our financial position or operation.



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania


We have reviewed the accompanying consolidated balance sheet of b-Fast Corp. and subsidiaries as of June 30, 2005, the related consolidated statements of operations for the three month and nine month periods ended June 30, 2005 and 2004 and of cash flows for the nine month periods ended June 30, 2005 and 2004. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.






/s/ WithumSmith+Brown, P.C.
Princeton, New Jersey
August 2, 2005









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

Results of Operations

The following table presents, as a percentage of total sales, certain selected financial data for the Company for the periods indicated.

                                     Three Months Ended     Nine Months Ended
                                           June 30,              June 30,
                                    2005          2004      2005         2004

Net Sales                          100.0%        100.0%    100.0%      100.0%
Cost of Sales                       41.5          38.4      42.6        41.7
Departmental costs                  54.5          53.7      50.5        54.1
Administrative costs                10.7          12.4      11.4        13.5
Equity in income of
 Unconsolidated subsidiary           5.7           3.9       5.2         4.0
Interest expense                    28.9          20.2      26.4        19.6
Other income                         0.5             -       0.2         0.6
Net loss                           (29.4)        (20.8)    (25.5)      (24.3)

Sales for the nine month period ended June 30, 2005 increased $278 (9.1%) over the same period in 2004. Sales and services to commercial aviation increased $128, aircraft charter increased $126, fuel sales to general aviation increased $84, and sales of miscellaneous ground services increased $51. These increases were reduced by decreases in military fuel sales of $28, and deicing services of $83 due to a milder winter. Sales for the three month period ended June 30, 2005 increased $92 over the same period in 2004. Military fuel sales increased $52, aircraft charter increased $28, fuel sales to general aviation increased $14, sales and services to commercial aviation decreased $14, and sales of miscellaneous ground services increased $12.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Cost of sales as a percentage of sales increased 0.9% during the nine months ended June 30, 2005 as compared to the same period in 2004. During the three month period ended June 30, 2005, the cost of sales percentage increased by 3.1% as compared to 2004. During this period, fuel costs were increasing rapidly and, as these cost increases were passed on in higher selling prices, the percentage of product cost to selling price increased.

Departmental costs increased $28 (1.7%) during the nine month period ended June 30, 2005 as compared to the same period in 2004.
 The largest increases in this category were $23 for EPA related expenses, $18 in damage to customer property, and $16 in rent expense. The largest decreases were $16 in payroll and benefits and $13 in rental of equipment. Departmental costs increased $58 (11.0%) during the three month period ended June 30, 2005 as compared to 2004. The largest increases were $43 for maintenance and repairs to the charter aircraft, $18 for damage to customer property, and $17 for EPA related expense. The largest decrease was $26 in payroll and benefits.

Administrative costs decreased $33 (8.0%) in the nine month period ended June 30, 2005 as compared to the same period in 2004. The largest decreases were $23 in bad debt expense, $16 in travel expenses, $9 in legal fees, and $7 in professional fees. The largest increase was $18 in depreciation expense. For the three month period ended June 30, 2005, administrative costs decreased $7 (5.7%). The largest increases were $8 in professional fees and $6 in depreciation expense. The largest decreases were $14 in bad debt expense, and $3 each in training expenses and legal fees.

Equity in income of unconsolidated subsidiary is the Company's share of income or loss in RTB/AS during the nine and three month periods.

Interest expense increased a combined $281 during the nine months ended June 30, 2005 as compared to the same period in 2004. $119 of the increase was an additional accrual on the New York State fuel tax liability. The balance of $162 is the result of nine increases in the prime rate from July 2004 through June 2005. Interest expense during the three month period ended June 30, 2005 increased $113, of which $40 was an additional accrual on the New York State fuel tax liability, and the remaining $73 increase was due to prime rate increases.

Liquidity and Capital Resources

During the nine months ended June 30, 2005, the Company used $57 of cash in operations and received $365 from return on investment in unconsolidated subsidiary. $114 was used to retire debt and $188 was used to purchase fixed assets.

Working capital deficit increased $814 to ($27,408) from September 30, 2004 to June 30, 2005. Current assets increased $86. Current liabilities increased $900 with $723 of the increase in accrued interest due to affiliate.

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

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,396. An additional $119 of interest was accrued during the current nine month period. There have been discussions with collections representatives from the State of New York to resolve the claim. The Company is unable to predict if efforts at compromising the liability will be successful and if so, what the final liability may be.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

	None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

An installment note is due Transtech in the amount of $6,910. Quarterly payments of $300 plus interest at prime were to be paid beginning October 1999. A series of note modification agreements deferred these payments. The last modification agreement expired March 20, 2004, and the Company has made no payments and is in default. No demands for payment have been made through June 30, 2005.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5. - OTHER INFORMATION

	None.

ITEM 6. - EXHIBITS

The following in a list of exhibits filed as part of the form 10-
QSB.

(31.9) Certification of Chief Accounting Officer pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002 regarding disclosure controls and procedures.

(31.10)Certification of Chief Executive Officer pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002 regarding disclosure controls and procedures.




(32.9) Certification of Chief Executive Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(32.10)Certification of Chief Accounting Officer pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.






SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


b-FAST CORP.
(Registrant)


/s/ Paul R. Slack
 (Signature)
Paul R. Slack
Chief Accounting Officer and Controller
Date:  August 11, 2005


/s/ Bobby R. Adkins
(Signature)
Bobby R. Adkins
President and Chief Executive Officer
Chairman of the Board of Directors
Date:  August 11, 2005








EXHIBIT 31.9

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT
TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

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



August 11, 2005



/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer






EXHIBIT 31.10

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

	a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the
                Registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves
                management
                or other employees who have a significant role in the Registrant's internal control over financial reporting.



August 11, 2005



/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer
Chairman of the Board of Directors





EXHIBIT 32.9

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  August 11, 2005







EXHIBIT 32.10

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  August 11, 2005