Form 10KSB
period 2005-09-30
B FAST CORP
filed 2005-12-29
CIK 350200

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB


(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended September 30, 2005

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

State issuer's revenues for the year ended September 30, 2005.  $4,525,630

State the aggregate market value of the voting stock held by non-affiliates as of September 30, 2005.

-       Common Stock (without par value)                         $48,877
(1) See Note Below

-	Series A Cumulative Convertible
Preferred Stock                                               Not available
(2) See Note Below




(1)	Based upon the average bid and asked prices of b-Fast's
Common Stock as of September 30, 2005.

(2)	There are no bid and asked prices of b-Fast's Series A
Cumulative Convertible Preferred Stock after August 18,
2004, the last date for which a published bid and asked price is available.

State the number of shares outstanding of each of the Company's classes of common equity as of September 30, 2005:

-       Common Stock (without par value)                 7,998,052 shares.

b-Fast Corp.
FORM 10-KSB


TABLE OF CONTENTS



Part I                                                           Page
No.

Item 1. Description of Business                                   4
Item 2. Description of Property                                   8
Item 3. Legal Proceedings                                         8
Item 4. Submission of Matters to a Vote of Security Holders       9


Part II

Item 5. Market for Common Equity and Related Stockholder Matters  9
Item 6. Management's Discussion and Analysis or Plan of Operation 10
Item 7. Financial Statements                                      14
Item 8.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                       14
Item 8A. Controls and Procedures                                  14
Item 8B. Other Information                                        15


Part III

Item 9. Directors and Executive Officers of the Registrant        15
Item 10.  Executive Compensation                                  17
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters              18
Item 12.  Certain Relationships and Related Transactions          19
Item 13.  Exhibits                                                20
Item 14.  Principal Accountant Fees and Services                  20


















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

During fiscal year 1999, b-Fast entered into several transactions involving the auto racing industry, all of which were anticipated to diversify the business risks associated with our then dependency on general aviation services. During fiscal years 2002 through 2004, these transactions produced a major source of our cash flow, amounting to $2,135,000. During fiscal year 2005 we received $395,000 from RTB/AS, L.L.C. ("RTB/AS"), which more than offset the $86,000 used in operations. We expect a similar cash flow in fiscal 2005.

SIGNIFICANT TRANSACTIONS

During fiscal 1994, Triton Energy Corporation ("Triton") b-
Fast's then principal shareholder and creditor, sold all of the b-Fast indebtedness, common stock and a large portion of b-Fast's Series A Cumulative Convertible Preferred Stock ("Series A Stock") to Transtech Holding Co., Inc. ("Transtech"). See Item 12 for additional information.

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

During 1998, the Board approved a $500,000 line-of-credit, increased to $1,500,000 as of March 1, 1999, and further increased to $1,800,000 in May, 1999, for Brant Motorsports, Inc. ("Inc.")
a venture involved in the auto-racing business which promoted race cars and sold advertising. The interest rate on the line of credit is prime less 1%. Inc. is owned 100% by Brant. (See, "Item 12" Certain Relationships and Related Transactions" for additional information.) At September 30, 1999, management determined that all amounts due on the line of credit, outstanding interest and additional advances made to Inc. were not collectible. Therefore, we have reserved amounts totaling $1,911,000 as of September 30, 1999.

In June 1999, we acquired a 50% non-voting interest in Brant Motorsports, LLC, ("LLC"), a Delaware limited liability company, with Brant owning a 50% voting interest. In January 2000, as part of a restructuring of its operations and finances, Inc. transferred all of its assets and liabilities to LLC. The transfer offered an opportunity for us to collect on the indebtedness of Inc. In connection with the transfer of the indebtedness from Inc. to LLC, Inc. obtained relief from us from collection on all amounts outstanding. However, in recent years the project of getting a racetrack built by LLC has continued forward slowly and we advanced additional amounts to pay for consulting services on behalf of LLC.
 These advances were also reserved, and the reserved amounts total $2,378,000 at September 30, 2005.

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


After Brant's death in 2000 his ownership in the auto racing entity became part of his estate. By December 2002, the estate was settled and the ownership was transferred to his widow, Mrs. Brant.
 In April 2003, Mrs. Brant sold 24% of her ownership in the auto racing entity plus an option on a additional 15%. Subsequently, Mrs. Brant has a 23% ownership interest in an auto racing entity at September 30, 2005. Relating to this sale RTB/AS received $2,747,000 on May 1, 2003 with $1,008,000 of that total being a principal payment on the $4,265,000 note receivable from Mrs. Brant.

The terms of the note from Mrs. Brant call for the payment of interest quarterly in arrears. At September 30, 2005 RTB/AS had unpaid accrued interest recorded in the amount of $284,000. In December 2005, the note agreement was amended to state that interest will continue to accrue but will not be due and payable until the principal is paid. Payment is to be made upon the sale of Mrs. Brant's interest in the racing entity.

On January 14, 2005, RTB/AS borrowed $500,000 against a
$1,000,000 line of credit at one bank, and $634,000 against another $1,000,000 line of credit. Both lines of credit were established in June 2003, and are secured by existing certificates of deposit.
 The $500,000 loan carries an interest rate of 4.61% and matures on January 14, 2006. The $634,000 loan carries an interest rate of 4.25% and matures on June 9, 2006.

The entire proceeds from these two loans were then loaned to Transtech Holding Company (Transtech), a 50.89% stockholder of the Company, on January 18, 2005 under a term note which matures January 18, 2008, and carries an interest rate equal to the prime rate as published in the Wall Street Journal and payable quarterly in arrears.

As of November 30, 2005 no interest had been paid, and the note was considered by RTB/AS to be in default. In December 2005, the accrued interest due through September 30, 2005 of $48,000 was paid and a waiver of default was given by RTB/AS to Transtech.

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

SUPPLIES

48% of our sales during the fiscal year ended September 30, 2005 was derived from the sale of fuel. The availability of an adequate supply of fuel, particularly jet fuel, is critical to our operations. In order to develop a more stable fuel supply arrangement, we entered into a fueling agreement with Avfuel Corporation beginning in October 1998. Management believes that our present allocations of fuel and other supplies are adequate to meet overall demand for the foreseeable future. Supplies could be interrupted, curtailed or allocated to other providers of fuel services for a variety of reasons, including, but not limited to, a refinery shutdown, severe weather or war.

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

We do not presently maintain insurance covering losses associated with environmental contamination. As of September 30, 2005, we are aware of three potential claims for environmental contamination. The first site involves a formerly operated facility in North Carolina where we may be liable (jointly with others) for cleanup of a fuel farm. Our liability in the matter is limited to $47,000. The second claim involves a site (sold in June 1988) in Wisconsin where we believe we have substantially completed the cleanup and are in the process of reaching closure.
 Costs of the Wisconsin cleanup are substantially borne by a Trust Fund of the State of Wisconsin. The third site involves a facility in Illinois which was sold by us in 1999. At the time of the sale, we established an escrow fund of $390,000 to provide for any cleanup which may be necessary when the fuel tanks are later removed. This escrow fund expired in March 2002 and $445,000 was returned to us. To the best of our knowledge, the fuel tanks have not been removed as of September 30, 2005.
We may be subject to added exposure on environmental issues either because new situations of contamination are discovered and/or because the regulatory environment becomes more burdensome.
 Nonetheless, we have taken reasonable steps to accurately estimate future expenses required by compliance with environmental regulations. Based on all information available to date, and further based on existing regulations, we believe we have established sufficient accruals to meet our estimated identified obligations.

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

EMPLOYEES

As of September, 2005, we had 27 full-time and 2 part-time employees. None of our employees is represented by a union.

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

	From December 1994 through December 1996, b-Fast received quarterly tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. We timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied our appeals and sustained the Assessments, together with penalties and interest.
 We appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267,237. We accrued an additional $171,000 in fiscal year 2005 for interest. We are unable to predict whether there is an opportunity to compromise the liability.



Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders was held on September 28, 2005 in Harrisburg, Pennsylvania for the purposes of electing directors and ratifying the appointment of WithumSmith+Brown, P.C. as the independent registered public accountants for b-Fast for 2005. All of the current directors were re-elected for a one year term and the appointment of WithumSmith+Brown, P.C. was ratified.


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

                                                   COMMON

                                            HIGH           LOW

Fiscal Year 2005:
  First Quarter                             .01             .01
  Second Quarter                            .01             .006
  Third Quarter                             .015            .006
  Fourth Quarter                            .015            .01

Fiscal Year 2004:
  First Quarter                             .02             .006
  Second Quarter                            .025            .009
  Third Quarter                             .025            .009
  Fourth Quarter                            .02             .01

(b)  APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of September 30, 2005 there were approximately 579 record holders of the Common Stock. Included in the number of stockholders of record are stockholders who have chosen to have their shares held in "nominee" or "street" name. We do not know how many additional shareholders are so represented.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated.

                                                       YEAR ENDED
                                                      SEPTEMBER 30,

                                                2005                2004

Net Sales                                       100.0%              100.0%
Cost of Sales                                    43.3                40.6
Departmental costs                               48.6                53.9
Administrative costs                             11.7                13.1
Equity in income of unconsolidated entity        (5.3)               (3.8)
Interest expense                                 27.1                19.8
Other income (expense)                           (0.7)                0.4
Net loss                                        (24.7)              (23.2)

The results of operations are presented for the years ended
September 30, 2005 and 2004. Income and expenses not directly related to Harrisburg are shown as Corporate.

September 30, 2005
(Dollar amounts in thousands)

                                       HARRISBURG   CORPORATE       TOTAL

NET SALES                             $4,285        $    241        $ 4,526

COSTS AND EXPENSES
Cost of Sales                          1,837             123          1,960
Departmental Costs                     1,660             541          2,201
Administrative Costs                     122             408            530
Income (Loss) from
  operations                          $  666         $  (831)       $  (165)

September 30, 2004
(Dollar amounts in thousands)

                                       HARRISBURG   CORPORATE       TOTAL

NET SALES                             $3,965         $   154        $ 4,119

COSTS AND EXPENSES
Cost of Sales                          1,583              90          1,673
Departmental Costs                     1,638             582          2,220
Administrative Costs                      90             449            539
Income (Loss) from
  operations                          $  654           $(967)        $ (313)

Comparison of the Years Ended September 30, 2005 and 2004

Sales for the year ended September 30, 2005 increased by $407,000 from net sales for the year ended September 30, 2004. All sales with the exception of aircraft charter sales of $241,000 were generated by the Harrisburg FBO. Fuel sales to general aviation increased $126,000 but resulted from the sale of 48,778 fewer gallons. Also military contract fuel sales increased $120,000 with 56,993 fewer gallons sold. The average selling price per gallon of jet aviation fuel was $3.07 in September 2004 and $3.77 in September 2005. Fees to airlines for pumping their fuel into their aircraft increased $57,000 and sales of other services to airlines such as deicing, ground handling, and maintenance and fueling of their ground equipment decreased $40,000, with deicing sales decreasing $84,000 as a result of milder weather. Aircraft charter sales increased $87,000.

	Cost of sales as a percentage of sales increased 2.7% in fiscal 2005, a result of rising fuel costs being passed on in selling prices with a reduction in gross margin.

	Departmental costs decreased $19,000 in fiscal year 2005. The two largest increases in this category were $25,000 in EPA related expenses and $21,000 in real estate rental expense. These increases were offset by reductions of $46,000 in salaries and benefits, of which $29,000 occurred by changing health insurance plans and workers compensation insurance; and $27,000 in maintenance and repair of the charter aircraft. The remaining
$8,000 increase was comprised of the net of twelve other expense categories.

Administrative costs decreased $ 9,000. Increases in depreciation expense of $24,000 and legal fees of $9,000 were offset by decreases in bad debt expense of $18,000, travel and entertainment expense of $16,000, and director fees of $9,000.

Equity in income of unconsolidated entity of $238,000 is our share of the earnings of RTB/AS, as recorded using the equity method.

Interest expense increased $411,000 during fiscal 2005. Parent interest increased $232,000 and other interest increased $179,000.
 The majority of our debt carries adjustable interest rates related to the prime rate, which began the fiscal year at 4.75% and ended the year at 6.75%.

Liquidity and Capital Resources

During fiscal 2005, the return on our auto racing industry investment provided $395,000, more than offsetting the $86,000 used in operations. For the year, cash provided by investing activities was exceeded by cash used in operations and financing activities by $27,000 leaving us with $ 5,000 at September 30, 2005. Distributions from RTB/AS were used during 2005 to maintain liquidity, and we expect the same to occur in fiscal 2006. Our working capital deficit increased by $1,103,000 to ($27,697,000).
 Current assets increased by $60,000 primarily due to a $48,000 increase in accounts receivable and a $31,000 increase in inventory. Current liabilities increased $1,163,000, with interest due parent increasing by $1,004,000 and interest on the New York fuel taxes increasing $161,000.

The accompanying financial statements have been prepared assuming that b-Fast will continue as a going concern. b-Fast has sustained a net loss of $1,119,000 for the year ended September 30, 2005, and has deficiencies in working capital and stockholders' equity of $27,697,000 and $26,162,000 respectively, at September 30, 2005, all of which raise substantial doubt about its ability to continue as a going concern.

Management's plans consist of the following:

	We continue to explore investments in other business opportunities not related to the aviation industry. To this end, b-Fast, in conjunction with Brant formed RTB/AS in January, 1999.
 The purpose of this company is to invest in the auto racing industry. During fiscal 1999 we made a capital contribution totaling $9,875,000. As part of the RTB/AS transaction, RTB/AS purchased an ATEI in Brant's 30% ownership interest in an auto racing entity. The ATEI is defined as dividends and other distributions minus all of the applicable income taxes of Brant from his 30% ownership interest in the auto racing entity. Upon Brant's death on June 28, 2000, his 30% ownership in the auto racing entity became part of the R. Ted Brant estate as did his partnership interest in RTB/AS. By the end of December 2002, the estate was settled and the ownership passed to his widow, Kathryn Brant. We received $451,000 of cash distributions from RTB/AS during fiscal 2003, $405,000 during fiscal 2004, and $395,000 during fiscal 2005 for which we reduced our investment account accordingly. The distributions from RTB/AS represent a substantial portion of b-Fast's cash flow.

	The shareholders have authorized the issuance of additional shares of common stock, no par value, in consideration of the forgiveness by Transtech of $6,253,000 of indebtedness owed to Transtech by the Company. The Company currently does not have sufficient registered common stock to effect this proposal and therefore has not yet implemented it. The plan calls for the Company to exchange the Company's Series A Cumulative Convertible Preferred Stock into Common Stock , no par value, at a rate of eight shares of Common Stock for every one share of Preferred Stock for every holder other than Transtech Holding Company, Inc., and four shares of Common Stock for every one share of Preferred Stock for Transtech. The Company is considering what steps, if any, it will take with respect to the proposal.

	The net loss for fiscal 2005 was $1,119,000. Cash flows used in operating activities amounted to approximately $ 86,000. Cash provided by investing activities was $206,000 during fiscal 2005.
 Return of investments in unconsolidated entity of $395,000 was reduced by the purchase of $189,000 of property and equipment.
Cash used in financing activities was $147,000 during fiscal 2005, primarily for the principal payments of notes payable-other of $155,000.

Off-Balance Sheet Arrangements

	There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies b-Fast Corp.'s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include: investment accounting, allowance for doubtful accounts and long-lived assets. We discuss these policies further below, as well as the estimates and management's judgments involved. We believe these policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.
The Company uses the equity method of accounting for its investment in an unconsolidated entity. While the Company owns 99% of the equity, it has no voting stock, and therefore does not control the entity. However, the Company exercises significant influence by maintaining the entity's checkbook, accumulating data for tax returns and having the President and Chief Executive Officer serve as the manager of the unconsolidated subsidiary. The Company has considered the requirements of FIN 46 R and has determined that they do not apply to this entity.
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of recoverability of amounts due us could be adversely affected.
We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over four to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation in future periods. We review for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," utilizing cash flows which take into account management's estimates of future operations.

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

Environmental Issues

During fiscal 2005 and 2004, we incurred minor clean-up/remediation expenses in complying with regulations. At
September 30, 2005, our financial statements include accruals of $104,000 for expected future clean-up/remediation costs for existing known liabilities.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory
Costs-an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The standard requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this standard required that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 should not impact on the Company's financial position, results of operations or cash flows.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 153, "Exchanges of Nonmonetary Assets" - an amendment of APB Opinion No. 29 ("FAS No. 153"). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.
In April 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "accounting for Asset Retirement Obligations," requiring companies to recognize a liability for the fair value of an asset retirement obligation that may be conditional on a future event if the fair value of the liability can be reasonably estimated. The Company does not expect that the adoption of FIN 47 will have a material impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.
 SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
 The Company will adopt SFAS No. 154 January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.
In December 2004, FASB issued SFAS No. 123R, "Share Based
Payment" ("FAS 123R"), requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. As amended by the Securities and Exchange Commission ("SEC") on April 14, 2005, this standard is effective for the quarter beginning January 1, 2006 for small business public filers. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views of share-based payments for public companies. The adoption of FAS 123 R should not have an impact on the Company's financial position, results of operations, or cash flows.
Item 7.  Financial Statements
The response to this item is submitted as a separate Section
(S - Pages) of this report.

Item 8.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

	None.

Item 8A.  Controls and Procedures

(a) CEO/CAO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As
       required by Rule 13a -15(b), management, including our CEO and CAO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CAO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.
(b) Changes in internal controls. There were no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 8B.  Other Information

	None.
PART III

Item 9.  Directors and Executive Officers of the Registrant

The Executive Officers and Directors of b-Fast are as follows:

Name                           Age                           Position

Bobby R. Adkins (1) (2)         59             Chairman of the Board of
                                               Directors, President and Chief
                                               Executive Officer

Alice F. Buford (2)             56             Director

James R. Affleck, Jr. (1)       65             Director and
                                               Vice President,
                                               Assistant Treasurer, and
                                               Assistant Secretary

Richard W. Brant, M.D.          35             Director

Paul R. Slack                   65             Chief Accounting
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

	In light of the fact that the Company's Chief Executive Officer acts as the Company's principal executive officer and the relatively small number of persons employed by the Company, the Company did not previously adopt a formal written Code of Business Conduct and Ethics.
Except for directors elected by the Board to fill vacancies, all of the directors are elected at the Annual Meeting and hold office for a period of one year or until successors are elected and qualified. All of the above named directors, were elected at the September 28, 2005 Annual Shareholders Meeting.

The officers are the Chief Executive Officer, President,
Secretary, Chief Accounting Officer, Treasurer, and such other Vice Presidents as are elected by the Board. All of the officers are elected by the Board and serve at the pleasure of the Board.
Bobby R. Adkins was elected to the Board on May 20, 1994. He was appointed as Chief Operating Officer in November 1995, a position formerly held by Wallace Congdon. Mr. Adkins is a member of the Board of Directors and the Vice President Operations of Transtech, and has served as Secretary and Treasurer of Valley Air Services, Inc. ("Valley Air") since 1989. Mr. Adkins holds Associate degrees in Accounting, Business Administration, and Law Enforcement, and is a licensed commercial pilot and certified flight instructor. On July 11, 2000, Mr. Adkins was elected President and Chief Executive Officer to replace Brant. The position of Chief Operating Officer vacated by Mr. Adkins was not filled. Mr. Adkins was elected Chairman of the Board on January 18, 2005 to replace Maurice A. Lawruk, who resigned.

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

Richard W. Brant, MD was appointed to the Board on July 11,
2000. Dr. Brant received both a Bachelor of Arts and Doctor of Medicine degree from West Virginia University. He is a partner and managing member of Brant Medical Services, LLC, a medical consulting firm, and is the son of Kathryn Brant, a major shareholder of Transtech.

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








Item 10.  Executive Compensation

CASH COMPENSATION

The following table shows the cash compensation paid to or accrued to, or for the benefit of, each of b-Fast's executive officers whose aggregate compensation exceeded $100,000 per annum for services rendered to us during the year ended September 30, 2005:

I.	SUMMARY COMPENSATION TABLE

                                   Annual Compensation        All Other
Name and Principal Position      Year    Salary  Bonus       Compensation
                                           ($)    ($)         ($)

Bobby R. Adkins, President      2005     100,509  -0-            -0-
Chief Executive Officer         2004     100,869  -0-            -0-

COMPENSATION OF DIRECTORS

Directors receive an annual compensation of $12,000, plus $500 per meeting. Fees totaling $53,000 were paid to Directors through September 30, 2005.



III.  OPTIONS/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregate Option/SAR Exercises in Last Fiscal Year, and Fiscal Year End Option/SAR Value


                                                                         Value of Unexercised
                                                Number of Unexercised       In-the-Money
                                                Options/SARs at FY-End   Options/SARs at FY-End


                       Share Acquired     Value    Exercisable/             Exercisable/
Name                    on Exercise     Realized   Unexercisable           Unexercisable

Bobby R. Adkins             -0-           -0-          0/0                  $0.00/$0.00





Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following tables set forth, as of September 30, 2005, except as otherwise indicated, information with respect to stock ownership of (i) each Director, (ii) each person known by b-Fast to own beneficially more than 5 percent of the outstanding Common Stock, (iii) each person known to b-Fast to own beneficially more than 5 percent of the outstanding Series A Stock, and (iv) all officers and Directors as a group. This information has been provided to b-Fast by the persons named below.







                              Amount and                  Amount of
                              Nature of       Percent     Nature of
                             Beneficial       of Class    Beneficial       Percent of
Name and                      Ownership          of       Ownership        Class of
Address of                     of Common      Common      of Series A      Series A
Beneficial Owner              Stock (1)       Stock      Stock (1,2,6,7)   Stock (1,2,6,7)

Transtech Holding
Company, Inc.              4,446,065 (3)      50.89%       103,540         71.8%
1331 12th Avenue
Suite 109
Gables Office Complex
Altoona, PA 16601

John F. Bricker Estate       401,038            5.0%           -             -
826 Union Street, Suite 300
New Orleans, LA 70112

Alinco S.A.                  327,990 (4)        4.1%
c/o Faust, Rabbach &
Stanger
488 Madison Avenue
New York, NY 10022

Cesamar, S.A.                327,990 (4)        4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

Project Bond Limited         327,990 (4)        4.1%
c/o Faust, Rabbach &
 Stanger
488 Madison Avenue
New York, NY 10022

All Directors and                  0 (5,6,7)    0.0%
Officers as a group







(1)	Except as otherwise noted, the shareholders listed exercise
sole voting and investment power, subject to the community property laws where applicable. Information with respect to beneficial ownership is based upon information furnished by each stockholder.

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

(4)	Alinco S.A., Cesamar, S.A., and Project Bond Limited  consider themselves a "group" within the meaning of SEC  Rule 13d.

(5)	This amount does not include common stock owned by Transtech, whose principal owners include Bob Adkins, Chairman of the Board of Directors and President and CEO of b-Fast, and Directors Richard Brant and Alice Buford. All previously issued stock options have expired.

(6)	This amount does not include 500 shares of Series A Preferred stock owned by Mr. Affleck's spouse. Mr. Affleck disclaims beneficial ownership of those shares.

(7)	This amount does not include 8,000 share of Common Stock (which includes 4,000 shares of Common Stock issuable upon conversion of 500 shares of Series A Stock) owned by Mr. Affleck's wife.
 Mr. Affleck disclaims beneficial ownership of these shares.


Item 12.  Certain Relationships and Related Transactions.

EMPLOYMENT CONTRACTS

No employee had employment contracts during 2005.

RELATED PARTY TRANSACTIONS

In May 1994 Triton sold the majority of its equity in b-Fast to Transtech. At September 30, 2005, Transtech owned 50.9% of our common stock and 71.8% of b-Fast's preferred stock. b-Fast is also indebted to Transtech in the amount of $14,866,901, in the form of notes that were purchased from Triton. During Fiscal 2005, we made no payments on these loans, and $1,004,000 of interest expense was recorded against these loans of which none was paid. During fiscal year 2004, we made payments of $16,000 on these loans, and $772,000 of interest expense was recorded against these loans of which none was paid. At September 30, 2005, we have $10,045,000 of accrued interest due to Transtech recorded on the balance sheet. On November 7, 2003, b-Fast entered into a Note Modification Agreement with Transtech whereby Transtech has agreed to extend the repayment terms on the principal and all accrued but unpaid interest thereon until March 20, 2005 and has not been further extended. As a result, the principal and accrued interest on these notes have been classified as short-term obligations at September 30, 2005.

Brant, Lawruk and their respective spouses have guaranteed repayment of b-Fast's debt obligation to Avfuel Corporation, b-
Fast's fuel dealer. The amount of the obligation was $9,000 at September 30, 2005.

During fiscal year 1998, the Board approved a $500,000 line-of-credit, later increased to $1,500,000 in March 1999, and to $1,800,000 in May 1999, for Inc., whose principal was Brant. The interest rate on the line of credit is prime less 1%. Inc. is pursuing an opportunity to potentially develop a NASCAR racetrack, exhibition site and sales facility (the "Project"). Inc. had an exclusive option to potentially develop the Project near the Pittsburgh International Airport. This option expired on
December 31, 2001. Inc. is also evaluating other locations including but not limited to Youngstown, Ohio in which to potentially develop the Project. Retroactive to January 2000, Inc., transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001. b-Fast acquired a 50% non-voting ownership interest in LLC in June 1999. Brant held a 50% voting interest. Given the significant losses incurred and the financial condition of Inc. management had determined that all amounts due from Inc. under the line of credit, for interest and additional advances were not collectible. As a result, we charged administration costs for $1,911,000 during fiscal year 1999. In fiscal 2001 and 2000, we made additional advances of $111,000 and $127,000, respectively in connection with the Project. Given the continued losses and the financial condition of Inc. management had determined that the additional advances were not collectible. As a result, b-Fast charged administration costs for $111,000 and $127,000 respectively, during fiscal years 2001 and 2000. However, in recent years the project of getting a racetrack built by LLC has continued forward slowly and we advanced additional amounts to pay for consulting services on behalf of LLC. These advances were also reserved, and the reserved amounts total $2,378,000 at September 30, 2005.

	As of September 30, 2005, the Company has a payable to RTB/AS in the amount of $132,000 included on the balance sheet in accrued expenses-other.

	RTB/AS recorded $181,000 of interest income in fiscal 2005 related to a note receivable from Mrs. Brant. The balance of the note receivable as of September 30, 2005 was $3,257,000.

	RTB/AS recorded $48,000 of interest income in fiscal 2005 related to a note receivable from Transtech. The balance of the note receivable as of September 30, 2005 was $1,134,000.

	By unanimous consent of the Board of Directors, the Company is paying the widow of a former company officer salary and health insurance through December 31, 2006. The cost from October 2005 until December 2006 is approximately $11,000.

For the year ended September 30, 2005 RTB/AS paid management fees in the amount of $8,250 to the Company's Chief Executive
Officer and Chairman of the Board of Directors Bobby Ray Adkins.

Item 13.  Exhibits

See Index of Exhibits annexed hereto.

Item 14.  Principal Accountant and Fees

Independent Auditor Fees

	Fees for professional services provided by the Company's
independent auditors, WithumSmith+Brown, P.C., for the years ended September 30, 2005 and 2004 are as follows:
                                  2005                2004
Audit fees                      $61,240             $53,000
Tax fees                          5,500               5,500
Totals                          $66,740             $58,500

Audit Fees

	Audit fees consist of fees relative to the audit of the Company's year-end financial statements and review of the Company's quarterly reports on Form 10-QSB.

Tax Fees

	Tax fees consist of fees relative to preparation of the Company's consolidated United States federal and state tax returns in 2004 and 2003.

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

Signature                 Title                             Date



/s/ Bobby Ray Adkins
Bobby Ray Adkins          President & Chief               December 27, 2005
                          Executive Officer,
                          Chairman of the Board
                          of Directors



/s/ Paul R. Slack
Paul R. Slack             Chief Accounting Officer        December 27, 2005
                          And Controller


/s/ James R. Affleck, Jr.
James R. Affleck, Jr.     Director                        December 27, 2005



/s/ Alice F. Buford
Alice F. Buford           Director                        December 27, 2005



/s/ Richard W. Brant, M.D.
Richard W. Brant, M.D.    Director                        December 27, 2005

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

Index of Financial Statements



The following consolidated financial statements of the Company and its subsidiaries required to be included in Item 7 are listed below:

                                                                         Page

Report of Independent Registered Public Accounting Firm                  S-2

Consolidated Balance Sheet at                                            S-3
September 30, 2005

Consolidated Statements of Operations                                    S-5
	for the years ended September 30, 2005
and 2004

Consolidated Statements of                                               S-6
Stockholders' Deficiency for the years
ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows                                    S-7
for the years ended September 30, 2005
and 2004

Notes to Consolidated Financial Statements                               S-9



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania

We have audited the accompanying consolidated balance sheet of b-Fast Corp. and Subsidiaries as of September 30, 2005, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of b-Fast Corp. and Subsidiaries as of September 30, 2005, and the consolidated results of their operations and their cash flows for the years ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note C to the consolidated financial statements, the Company has a working capital deficit of $27,697,000 and a stockholders' deficiency of $26,162,000 as of September 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






/s/ WithumSmith+Brown, P.C.
Princeton, New Jersey
November 23, 2005, except for Note M, which is dated December 22,
2005

                            b-Fast Corp. and Subsidiaries
                               CONSOLIDATED BALANCE SHEET
                                   September 30, 2005

(Dollar amounts in thousands)

ASSETS

CURRENT ASSETS
Cash                                                         $    5
Customer receivables, less allowance for
doubtful accounts of $31                                        375
Inventories                                                      51
Prepaid expenses and other current assets                       137


TOTAL CURRENT ASSETS                                            568


PROPERTY AND EQUIPMENT
Transportation equipment                                      1,576
Machinery and equipment                                         292
Furniture and fixtures                                           45
Leasehold improvements                                           42

                                                              1,955
Less:  Accumulated depreciation
    and amortization                                            793

PROPERTY AND EQUIPMENT, NET                                   1,162


OTHER ASSETS
Equity in unconsolidated entity                               5,726

TOTAL ASSETS                                                 $7,456
















The accompanying notes are an integral part of these consolidated statements.

                                  b-Fast Corp. and Subsidiaries
                                CONSOLIDATED BALANCE SHEET - CONTINUED
                                         September 30, 2005

(Dollar amounts in thousands)

LIABILITIES

CURRENT LIABILITIES
Short term borrowings                                     $      37
Current maturities of long term debt-parent		     14,867
Current maturities of long term debt-other                      142
Accounts payable-trade                                          286
Accrued expenses
        Interest-parent                                      10,045
Fuel taxes                                                      850
Interest and penalties - fuel taxes                           1,588
Other                                                           450

TOTAL CURRENT LIABILITIES                                    28,265

LONG TERM OBLIGATIONS, less current maturities                  814

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
Series A Cumulative Convertible Preferred
Stock - no par value - 500,000 shares
designated - issued and outstanding 144,185 shares
(liquidation preference - $4,539)                             4,539

STOCKHOLDERS' DEFICIENCY
Preferred stock - authorized, 1,000,000 shares
of no par value, 500,000 shares designated Series B
Cumulative convertible preferred stock, none issued and outstanding		-
Common stock - authorized, 60,000,000 shares
of no par value; issued 8,070,052 shares;
outstanding 7,998,052 shares                                 10,705
Additional paid-in capital                                    3,505
Accumulated deficit                                         (40,135)
                                                            (25,925)

Less:  Common stock in treasury
(72,000 shares at cost)                                         237

TOTAL STOCKHOLDERS' DEFICIENCY                              (26,162)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $    7,456




The accompanying notes are an integral part of these consolidated statements.

                               b-Fast Corp. and Subsidiaries
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the years ended September 30, 2005 and 2004

(Dollar amounts in thousands, except share and per share amounts)

                                               2005           2004

NET SALES                                  $  4,526        $ 4,119

COSTS AND EXPENSES
Cost of sales                                 1,960          1,673
    Departmental costs                        2,201          2,220
Administrative costs                            530            539

                                              4,691          4,432

LOSS FROM OPERATIONS                           (165)          (313)

Equity in income of unconsolidated entity       238            159
Interest expense - parent                    (1,004)          (772)
Interest expense - other                       (223)           (44)
Other income (expense), net                      35             15

NET LOSS                                     (1,119)          (955)

Preferred dividends                            (138)          (138)

Net loss applicable to common stockholders  $(1,257)       $(1,093)


Net loss per share applicable to common stockholders:
Basic and Dilutive                        $    (.16)      $   (.14)

Weighted average shares outstanding:
Basic and Dilutive                        7,998,052      7,998,052














The accompanying notes are an integral part of these consolidated statements.

                                          b-Fast Corp.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                          For the years ended September 30, 2005 and 2004

(Dollar amounts in thousands)




                                                             Additional
                          Series B                             Paid-In        (Accumulated   Treasury Stock
                      Preferred Stock    Common Stock           Capital        Deficit)      Shares    Amount    Total
                        Shares Amount   Shares      Amount

Balance at
September 30, 2003        -    $ -      8,070,052   $10,705       $3,781      $(38,061)       72,000   $(237)   $(23,812)

Dividends on Series A
preferred stock           -      -           -          -           (138)          -             -        -         (138)

Net loss                  -      -           -          -             -           (955)          -        -         (955)

Balance at
September 30, 2004        -      -      8,070,052    10,705        3,643       (39,016)       72,000    (237)    (24,905)

Dividends on Series A
preferred stock           -      -           -           -          (138)          -             -         -        (138)

Net loss                  -      -           -           -             -        (1,119)          -         -      (1,119)

Balance at
September 30, 2005        -  $   -      8,070,052   $10,705       $3,505      $(40,135)       72,000   $(237)   $(26,162)






The accompanying notes are an integral part of these consolidated statements

                                    b-Fast Corp. and Subsidiaries
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the years ended September 30, 2005 and 2004

                                       (Dollar amounts in thousands)

                                                      2005           2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                           $(1,119)        $( 955)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization                          169            144
Equity in income of unconsolidated entity             (238)          (159)
Change in assets and liabilities:

(Increase) in accounts receivable                      (48)           (38)
(Increase) in inventory                                (31)            (8)
(Increase) in prepaid expenses and other current assets (8)            (8)
Increase in accounts payable-trade                      82             14
Increase (decrease) in accrued expenses                103             (5)
Increase in accrued interest - parent                1,004            771

Net cash used in operating activities                  (86)          (244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                    (189)            (9)
Return of investments in unconsolidated entity         395            405

Net cash provided by investing activities              206            396

















The accompanying notes are an integral part of these consolidated statements.

                                b-Fast Corp. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                         For the years ended September 30, 2005 and 2004

                                    (Dollar amounts in thousands)

                                               2005                     2004

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term borrowings          $    8                $      8
Principal payments of long term debt-parent       -                     (16)
Principal payments of notes payable-other      (155)                   (165)

Net cash used in financing activities          (147)                   (173)

Net decrease in cash and cash equivalents       (27)                    (21)
Cash and cash equivalents at beginning of year   32                      53

Cash and cash equivalents at end of year    $     5                  $   32


Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                     $   53                  $   44


Supplemental Schedule of Non-cash Investing and Financing
Activities
Dividends on the Company's preferred stock were accrued in the amount of $138 in 2005 and 2004.

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

In June 1999, Brant and the Company formed Brant Motorsports, LLC ("LLC"). Upon formation, Brant owned a 50% voting interest in LLC with the Company owning a 50% nonvoting interest. Retroactive to January 2000, Inc. transferred all of its assets, liabilities and rights relating to the Project to LLC under an assignment agreement dated October 2001. The Company accounts for LLC using the equity method. The net realizable value of LLC on the Company's balance sheet at September 30, 2005 is zero.

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

In fiscal 2001 and 2000, the Company made additional advances to Inc. of $111 and $127, respectively. Given the continued losses and the financial condition of Inc. management has determined that the additional advances were not collectible.
 As a result, the Company charged administration costs for $111 and $127, respectively, during fiscal years 2001 and 2000. During fiscal year 2005 and 2004, the Company made additional advances of $35 and $56, respectively, for expenses in connection with the project at Youngstown. These amounts have been expensed. The consolidated balance sheet at September 30, 2005 includes an aggregate reserve for such advances and loans to affiliates of $2,378.

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

After Brant's death in 2000 his ownership in the auto racing entity became part of his estate. By December 2002, the estate was settled and the ownership was transferred to his widow, Mrs. Brant. In April 2003, Mrs. Brant sold 24% of her ownership in the auto racing entity plus an option on a additional 15%. Subsequently, Mrs. Brant has a 23% ownership interest in an auto racing entity at September 30, 2005. Relating to this sale RTB/AS received $2,747 on May 1, 2003 with $1,008 of that total being a principal payment on the $4,265 note receivable from Mrs. Brant.

The terms of the note from Mrs. Brant call for the payment of interest quarterly in arrears. At September 30, 2005 RTB/AS had unpaid accrued interest recorded in the amount of $284.
 In December 2005, the note agreement was amended to state that interest will continue to accrue but will not be due and payable until the principal is paid. Payment is to be made upon the sale of Mrs. Brant's interest in the racing entity.


As of October 1, 2001, the Company determined that while it continued to exercise significant influence over RTB/AS, it no longer had control of RTB/AS. As a result, the Company changed its method of accounting for RTB/AS from consolidation in fiscal 2001 to the equity method in fiscal 2002.

On January 14, 2005, RTB/AS borrowed $500 against a $1,000 line of credit at one bank, and $634 against another $1,000 line of credit. Both lines of credit were established in June 2003, and are secured by existing certificates of deposit. The $500 loan carries an interest rate of 4.61% and matures on January 14, 2006. The $634 loan carries an interest rate of 4.25% and matures on June 9, 2006.

The entire proceeds from these two loans were then loaned to Transtech Holding Company (Transtech), a 50.89% stockholder of the Company, on January 18, 2005 under a term note which matures January 18, 2008, and carries an interest rate equal to the prime rate as published in the Wall Street Journal and payable quarterly in arrears.

As of November 30, 2005 no interest had been paid, and the note was considered by RTB/AS to be in default. In December 2005, the accrued interest due through September 30, 2005 of $48 was paid and a waiver of default was given by RTB/AS to Transtech.

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At September 30, 2005, the Company had a working capital deficiency of $27,697 and a stockholders' deficiency of $26,162. Also, the Company incurred a net loss of $1,119 in 2005. These financial conditions of the Company raise substantial doubt about its ability to continue as a going concern. As part of management's plans, management is exploring other opportunities and any required financing to acquire an FBO similar to its Harrisburg FBO, that is, a start-up requiring minimal investment. The Company is also exploring investments in other non-related businesses, including the auto racing industry.

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

As discussed in Note G - Financing Arrangements, Note Modification, a substantial portion of the Company's outstanding debt is due to Transtech, a related party. Historically, the Company has obtained deferrals with respect to the payment of interest and principal on its debt to Transtech. The last note modification called for the recommencement of principal and interest payments to begin on March 20, 2004. Payments have not been made and the Company is in default of the terms of the Note Modification, however, no demand for payment has been made by Transtech through September 30, 2005.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Beckett Aviation, Inc., Flightmatic, Inc., Flight Charter, Inc., National Weather Corporation, Raleigh Durham Aviation Leasing Company, and Aero Services, G. P. All subsidiaries are inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Depreciation and amortization amounted to $169 and $144 for the years ended September 30, 2005 and 2004, respectively.

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

Basic net loss per share applicable to common stockholders includes no dilution and is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive net loss per share applicable to common stockholders reflects the potential dilution of securities that could share in the net loss of the Company through the conversion of preferred stock and is computed by dividing the net loss available to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.
 Equivalents, including 739,320 shares for mandatory redeemable convertible preferred stock, were not included in diluted net loss per share applicable to common stockholders as their effect would be antidilutive for the years ended September 30, 2005 and 2004.

7.	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on undiscounted estimated future operating cash flows. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. No impairment was recognized in fiscal years 2005 and 2004.

8.	Financial Instruments and Credit Risk

The carrying amounts of financial instruments including cash, customer receivables, accounts payable, and accrued expenses approximate fair value at September 30, 2005, because of the relatively short maturity of these instruments. The carrying amount of long-term debt approximates fair value because the Company's interest rates approximate current interest rates.
 It is impractical to determine fair value of affiliate long-term debt as the amounts are with a related party.

The Company maintains its cash with various major financial institutions. At times cash amounts may exceed the FDIC limits. The Company limits the amount of credit exposure with any one financial institution and believes that no significant concentration of credit risk exists with respect to its cash accounts.

The Company performs ongoing credit evaluations of customers, and generally does not accrue interest or require collateral. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable. During fiscal 2005, the Company had one customer that aggregated approximately 18% of net sales. During fiscal 2004 the same customer aggregated approximately 17% of net sales. As of September 30, 2005, one customer accounted for 17% and one other customer accounted for 16% of the September 30, 2005 accounts receivable balance.

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

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used for deferred income taxes. Under this method, deferred tax assets or liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and the laws that are expected to be in effect when the differences reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.


11.	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.
 The standard requires that those items be recognized as current-period charge regardless of whether they meet the criterion of "so abnormal." In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS no. 151 should not impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 ("FAS No. 153"). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.
In April 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN
47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," requiring companies to recognize a liability for the fair value of an asset retirement obligation that may be conditional on a future event if the fair value of the liability can be reasonably estimated. The Company does not expect that the adoption of FIN 47 will have a material impact on the Company's financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 January 1, 2006 and does not anticipate any material effect on its consolidated financial statements.
In December 2004, FASB issued SFAS No. 123R, "Share Based Payment" ("FAS 123R"), requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. As amended by the Securities and Exchange Commission ("SEC") on April 14, 2005, this standard is effective for the quarter beginning January 1, 2006 for small business public filers. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views of share-based payments for public companies. The adoption of FAS 123 R should not have an impact on the Company's financial position, results of operations, or cash flows.








NOTE E - INVESTMENT IN UNCONSOLIDATED ENTITY:
As discussed in Note B, the Company accounts for its investment in RTB/AS under the equity method.
          Condensed financial information of RTB/AS is as follows:
Balance Sheet                                                As of
             (in thousands)                          September 30, 2005
	Assets
        Cash                                                   $127
        Certificates of Deposit                               2,000
        Note and Interest Receivable - Mrs. Brant             3,540
        Note and Interest Receivable-Transtech                1,182
        Advance Receivable - b-Fast                             132
           Total assets                                      $6,981


	Liabilities and members' equity
        Accounts Payable                                  $       4
        Notes Payable and Accrued Interest to Bank            1,150
        Member's Equity                                       5,827
           Total liabilities and members' equity             $6,981

        Statement of Operations            Year ended September 30,
             (in thousands)          2005                 2004

        Revenues                     $286                 $190
        Net income                   $240                 $160


NOTE F - INVENTORIES

Inventories at September 30, 2005 were comprised of:

Gycol (deicer)                    $    23

Fuel				       28
                                  $    51

NOTE G - FINANCING ARRANGEMENTS                    Affiliate            Other

Long-Term Debt Schedule at September 30, 2005

Parent - Unsecured demand notes bearing interest
at prime +2% (8.75% at September 30, 2005).
(See note modification below.)                      $ 7,957           $  --

Parent - Installment note bearing interest
at prime (6.75% at September 30,
2005).  Quarterly payments of $300 plus
interest beginning October 1999, and
is collateralized by a first priority
interest assignment or lien on certain
leasehold interests, equipment,
accounts receivable, and inventory.  The Company
has not met its scheduled payment obligations
under this note.  (See note modification below.)      6,910              --

Installment note bearing interest at
prime +1.75% (8.5% at September 30, 2005)
held by the Company's primary fuel dealer.
Payment is made by way of a 4.5 cents per
gallon fuel rebate on jet fuel purchases with
a minimum annual principal reduction of $45
until September 2006.  Maurice Lawruk, the previous
chairman, Brant and their respective spouses have
guaranteed repayment of this note.                     --                 9

Installment note bearing interest at prime - 0.5%
 (6.25% at September 30, 2005) to a finance company
 collateralized by a Beech aircraft - requiring
 monthly payments of $14 including interest, until
 March 2016.  Maurice Lawruk has guaranteed
 repayment of this note.                               --               943

Other                                                  --                 4
                                                   14,867               956

Less: Current maturities of long term debt         14,867               142

Long-term debt                                   $     --            $  814

Annual maturities of long-term debt at September 30, 2005 are as follows:

                                              Year ending
                                              September 30,
                                            2006    $15,009
                                            2007        116
                                            2008        123
                                            2009        131
                                            2010        140
                                      Thereafter        304
                                                    $15,823

The Affiliate Installment Note restricts the payment of dividends and certain other distributions on common stock unless all accrued dividends on the preferred stock are paid. Total dividends in arrears relating to series A preferred stock at September 30, 2005 is $2,595.

Short-term Borrowings

The Company has an available line of credit of $175 due to expire on March 15, 2006, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act. There is $37 outstanding on the line of credit at September 30, 2005. See Note
I.3 for additional environmental matters.

Note Modification

The last note modification called for the recommencement of principal and interest payments to begin on March 20, 2004. Payments have not been made pursuant to the terms of the Note Modification and the Company is in default. There has been no additional note modification since that date, and no demands for payment have been made through September 30, 2005. As a result, the principal and accrued interest on these notes has been classified as short-term obligations at September 30, 2005.

NOTE H - INCOME TAXES

The Company has net operating loss carryforwards aggregating $21,712 at September 30, 2005 expiring through 2024. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences including operating loss carryforwards. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize future deductible amounts. The deferred tax asset at September 30, 2005, is offset by a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.



The approximate income effect of each type of temporary difference is as follows:

                                                        September 30
                                                               2005
       Net deferred income tax assets:
         Net operating loss carryforwards                   $ 8,685
         Accrued interest                                     4,018
         Accruals for fuel and other taxes                      975
         Equity in unconsolidated entity                      1,466
         Other                                                 (104)
                                                             15,040
         Valuation allowance                                (15,040)
         Net deferred income tax asset                      $     -

The valuation allowance decreased $197 during the year ended September
30, 2005.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

1.	Lease Commitments

Ground operations are conducted from leased premises which include buildings and hangar facilities. The lease arrangements expire on various dates through 2007, with certain options for renewal. The terms of the leases provide for monthly payments of a fixed amount with certain escalation clauses and in Harrisburg additional variable amounts based on fuel flowage or other factors.

Future minimum lease payments for all non-cancelable operating leases having a term in excess of one year at September 30, 2005 are as follows:

                                    Year ending
                                    September 30,
                                    2006        247
                                    2007        165
                                               $412

Rental expenses for all operating leases for each of the years ended September 30, 2005 and 2004 were $430 and $423, respectively.

The Company subleases office space under short-term agreements to various aviation tenants. Such sublease agreements generally provide for a minimum monthly rent and certain renewal options. Sublease rental income included in net sales was $9 and $7 for the years ended September 30, 2005 and 2004, respectively.

2.	Litigation

Management is aware of only one legal action against the Company. The action was initiated by the taxing authority of the State of New York and is described in the following paragraph. It is possible that there are unasserted, potential claims against us. Such claims could be asserted against us at some point in the future. It is not uncommon for the Company to encounter litigation that arises as a result of our business operations.

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied our appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. An additional $171 of interest was accrued for the year ended September 30, 2005. The Company is unable to predict whether there is an opportunity to compromise the liability.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through September 30, 2005.

At September 30, 2005 the Company has included in its financial statements an accrual for environmental remediation of $104.
 Based on estimates by the engineering firms conducting the remediation projects, the Company has sufficient reserves should any additional problems arise during remediation. The Company, in addition, is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund for substantially all remediation expenses incurred. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin.

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

NOTE J - SAVINGS PLAN

The Company has an "Employees Tax Sheltered Retirement Plan." Employees who have completed one year with a minimum of 1,000 hours of service are eligible to participate. To participate the employee must make contributions to the plan through salary reduction pursuant to Section 401(K) of the Internal Revenue Code.
 The Company matches contributions in an amount equal to 25% of the first 2% contributed by the employee. The Company's contributions to the plan for the years ended September 30, 2005 and 2004 were not significant.

NOTE K - CAPITAL STRUCTURE

Authorized Shares

The Company's capital stock consists of 60,000,000 shares of common stock, no par value and 1,000,000 shares of preferred stock, as to which the Board has the power to designate the rights, terms, preferences, privileges, and ratify powers, if any, and the restrictions and qualifications of the share of each series as established. 500,000 shares have been designated as Series A Cumulative Convertible Preferred Stock, of which 144,185 are issued and outstanding and 500,000 shares have been designated as Series
B Cumulative Convertible Preferred Stock, none issued and outstanding.

Series A Cumulative Convertible Preferred Stock

As of September 30, 2005, the Company has outstanding 144,185 shares of Series A Cumulative Convertible Preferred Stock ("Series A preferred stock"). The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at the annual rate of $.96 per share and to preference in liquidation over common stockholders of $13.50 per share, plus accrued and unpaid dividends. Dividends are cumulative from date of issue and payable quarterly, except in certain circumstances as defined in the articles of incorporation. Under those circumstances, the Company is not required or may decline to pay such dividends. Each share of Series A preferred stock is convertible into four shares of common stock at an initial price of $3.375 per share, subject to adjustment. At the annual shareholders' meeting held on September 23, 1999, the shareholders ratified a change in the conversion rate of the Series A preferred stock. Outstanding shares of Series A preferred stock were revised to be convertible at a rate of eight shares of common stock for each share of Series A preferred stock outstanding for all shareholders except Transtech. The conversion rate for Transtech will remain at 4 shares of common stock for each share of Series A preferred stock held. Upon conversion no payment or adjustment will be made in respect of any dividends on the preferred stock.

The Series A preferred stock is subject to redemption at the rate of 7-1/2% of the issue in each of the years 1996 through 2005, with the remainder to be redeemed on August 1, 2006. The redemption price is $13.50 per share plus accrued and unpaid dividends. The excess of the redemption price over the net proceeds received by the Company is accreted during the period in which the stock is outstanding. Periodic accretion based on the interest method was charged to additional paid-in capital. The stock became fully accreted during 2001. The first redemption was due on August 1, 1996, but no redemption was made. The Louisiana Business Corporation Law provides that a corporation may redeem shares of its capital stock subject to redemption out of surplus or stated capital so long as any such redemption would not reduce stated capital below the aggregate allocated value of issued shares remaining after the redemption and so long as sufficient net assets remain to satisfy amounts payable upon liquidation with respect to any remaining issued shares having a preferential right to participate in assets upon liquidation. Also, the terms of the issue state that the Company may not redeem any shares unless accrued dividends have been paid in full on all outstanding shares, and also, if such redemption would reduce working capital below $9,000 or cash below $1,500. At September 30, 2005, the Company had accrued and unpaid dividends totaling $2,595 ($18.00 per share), a working capital deficiency of $27,697 and a cash balance of $5. The accrued and unpaid dividends on the series A preferred stock are included in Redeemable Preferred Stock. No dividends were paid in 2005 or 2004. The Company's obligation to redeem shall be cumulative.

The terms of the Series A preferred stock provide for the conversion of the preferred stock and accrued dividends into common stock, therefore, in accordance with FAS 150 this security is conditionally redeemable and outside the scope of FAS 150, and instead, is subject to SEC Accounting Series Release 268. At September 30, 2005, the Company has reserved 739,320 shares of common stock for the conversion of outstanding Series A preferred stock. The conversion right expires August 1, 2006.


The following is a schedule of the changes in Redeemable Preferred Stock for the years ended September 2005 and 2004.
                                   Series A
                                     Shares                  Amount

Balance September 30, 2003           144,185                 $4,263
Dividends                                -                      138
Balance September 30, 2004           144,185                  4,401
Dividends                                -                      138
Balance September 30, 2005           144,185                 $4,539

NOTE L - RELATED PARTIES

In May 1994 Triton Energy Corporation (Triton) sold the majority of its equity in the Company to Transtech. (See Note G, Long Term Debt-Affiliate.) At September 30, 2004, Transtech owned 50.89% of the Company's common stock and 71.8% of the Company's preferred stock. The Company is also indebted to Transtech in the amount of $14,867, at September 30, 2005, in the form of notes that were purchased from Triton. During fiscal year 2005 the Company made no payments of the demand loans, and $1,004 of interest expense was
recorded against these loans of which none was paid.   During
fiscal 2004, the Company made payments of $16 on the loans, and $772 of interest expense was recorded against these loans of which none was paid. At September 30, 2005, the Company has $10,045 of accrued interest due to Transtech recorded on the balance sheet.

As of September 30, 2005, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

RTB/AS recorded $181 of interest income in fiscal 2005 related to a note receivable from Mrs. Brant. The balance of the note receivable as of September 30, 2005 was $3,257.

RTB/AS recorded $48 of interest income in fiscal 2005 related to a note receivable from Transtech. The balance of the note receivable as of September 30, 2005 was $1,134.

For the year ended September 30, 2005 RTB/AS paid management fees in the amount of $8 to the Company's Chief Executive Officer and Director Bobby Ray Adkins.

By unanimous consent of the Board of Directors, the Company is paying the widow of a former company officer salary and health insurance through December 31, 2006. The cost from October 2005 until December 2006 is approximately $11.

See Note B - Significant Transactions and Note G - Financing
Arrangements for additional related party transactions.

NOTE M - SUBSEQUENT EVENTS

In November 2005 a note in the amount of $1,134 due RTB/AS from Transtech (See Note B - Significant Transactions, under RTB/As, L.L.C.) was declared in default by RTB/AS for non-payment of interest. In December 2005 the entire interest amount due for the period January through September 30, 2005 of $48 was paid and a waiver of default was granted to Transtech.


The note due RTB/AS from Mrs. Brant calls for the payment of interest quarterly in arrears. At September 30, 2005 RTB/AS had unpaid accrued interest recorded in the amount of $284. In December 2005, the note agreement was amended to state that interest will continue to accrue but will not be due and payable until the principal is paid. Payment is to be made upon the sale of Mrs. Brant's interest in the racing entity.




INDEX OF EXHIBITS

The following is a list of exhibits filed as part of this Annual
Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

                                                         Seq. Page No.


(3.1)     Amended and Restated Articles of Incorporation (1)    	*

(3.2)     By-laws (1)                                           	*

(3.3)     First Amendment to the Amended and Restated           	*
          Articles of Incorporation. (2)

(3.4)     Second Amendment to the Amended and Restated          	*
          Articles of Incorporation. (5)

(3.5)     Third Amendment to the Amended and Restated           	*
          Articles of Incorporation. (3)

(3.6)     Fourth Amendment to the Amended and Restated          	*
          Articles of Incorporation. (5)

(4.1)     Preferred Stock Purchase Agreement dated              	*
          August 27, 1989, between Registrant and
          Signal Hill. (3)

(4.2)     Warrant Agreement dated August 31, 1987, between     	*
          Registrant and Signal Hill. (3)

(10.4)    Loan Agreement between the Company and Whitney      		*
          National Bank, dated September 14, 1986. (4)

(10.5)    Security Agreement between the Company and          		*
          Whitney National Bank, dated September 18,
          1986.  (4)

(10.6)    Asset Purchase Agreement between the Company, 	       *
          National Weather Corporation, and Universal
          Weather and Aviation, Inc. dated July 15,
          1986.  (4)

(10.24)   Amended and Restated Loan Agreement between the            	*
          Company and Whitney National Bank of New Orleans dated
          December 19, 1989.  (6)

(10.52)   Revolving Credit Loan Agreement between Aero Services      	*
          International, Inc. and Transtech Holding Co., Inc.
          dated May 13, 1994.  (7)

(10.53)   Revolving Promissory Note in the amount of $300,000.00     *
          to Aero Services International, Inc. from Transtech
          Holding Co., Inc. dated May 13, 1994.  (7)

(10.64)   Stock Purchase Agreement between Aero Services             *
          International, Inc. and Mountain State Flight Services,
          Ltd. dated March 31, 1995. (8)

   Certification of Chief Accounting Officer regarding disclosure
controls and procedures.  (19)                  *

   Certification of Chief Executive Officer regarding disclosure
controls and procedures.  (19)                  *

   Certification of Chief Accounting Officer regarding disclosure
controls and procedures.  (20)			*

   Certification of Chief Executive Officer regarding disclosure
controls and procedures.  (20)			*

(31.5)    Certification of Chief Financial Officer pursuant
	   to Section 302(a) of the Sarbanes-Oxley Act
          of 2002.  (21)                                                  *

(31.6)    Certification of Chief Executive Officer pursuant
          to Section 302(a) of the Sarbanes-Oxley Act
          2002.  (21)							*

(31.7)    See (31.5).  (22)                                                *

(31.8)    See (31.6).  (22)                                                 *

(31.9)    See (31.5).  (23)                                                 *

(31.10)   See (31.6).  (23)                                                *

(31.11)   See (31.5).

(31.12)   See (31.6).

(32.1)    Certification of Chief Executive Officer pursuant
          to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.  (19)       *

(32.2)    Certification of Chief Accounting Officer pursuant
          to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.  (19)       *

(32.3)    Certification of Chief Executive Officer pursuant
          to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.  (20)		*

(32.4)    Certification of Chief Accounting Officer pursuant
          to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.  (20)		*

(32.5)    See (32.3).  (21)                                                *

(32.6)    See (32.4).  (21)                                                 *

(32.7)    See (32.3).  (22)                                                 *

(32.8)    See (32.4).  (22)                                                 *

(32.9)    See (32.3).  (23)                                                 *

(32.10)   See (32.4).  (23)                                                 *

(32.11)   See (32.3).

(32.12)   See (32.4).

(99.1)	   Certification of Chief Executive Officer and Chief
	   Financial Officer pursuant to 18 U.S.C. Section 1350, as
	   adopted pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002.  (9)                                                  *

(99.2)	   Certification of Chief Executive Officer pursuant to
	   18 U.S.C. Section 1350, as adopted pursuant to Section
	   906 of the Sarbanes-Oxley Act of 2002.  (10)			*

(99.3)	   Certification of Chief Accounting Officer pursuant to
	   18 U.S.C. Section 1350 as adopted pursuant to Section
	   906 of the Sarbanes-Oxley Act of 2002.  (10)			*

(99.4)	   See (99.2).  (11)                                          	*
(99.5)	   See (99.3).  (11)                                          	*
(99.6)	   See (99.2).  (12)                                          	*
(99.7)	   See (99.3).  (12)                                          	*
(99.8)	   See (99.2).  (13)                                          	*
(99.9)	   See (99.3).  (13)                                          	*
(99.10)   See (99.2).  (14)                                          	*
(99.11)   See (99.3).  (14)                                          	*
(99.12)   See (99.2).  (15)                                          	*
(99.13)   See (99.3).  (15)                                          	*
See (99.2).  (16)                                          	*
See (99.3).  (16)                                          	*
See (99.2).  (17)                                          	*
See (99.3).  (17)                                          	*
See (99.2).  (18)                                          	*
See (99.3).  (18)                                          	*

* THESE ARE DOCUMENTS INCORPORATED BY REFERENCE.

 1.  Incorporated herein by reference from the Company's
Registration Statement No. 20070425-A on Form S-18 filed
December 19,1980.

 2.  Incorporated herein by reference from the Company's
Registration Statement No. 33-7152 on Form S-2 filed August 22,
1986.

 3. Incorporated by reference from the Company's Current Report on Form 8-K dated September 18, 1987, File No. 0-10094-0.

 4. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 23,1986, File No. 0-10094-0.

 5. Incorporated by reference from the Company's Current Report on Form 8-K dated July 21, 1988, File No. 0-10094-0.

 6. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 29, 1989, File No. 1-10190.

 7. Incorporated by reference from the Company's Annual Report on Form 10-K dated December 28, 1994, File No. 1-10190.

 8. Incorporated by reference from the Company's Annual Report on Form 10-KSB dated February 29, 1996, File No. 1-10190.

 9. Incorporated by reference from the Company's Annual Report on Form 10-KSB dated September 30, 2002, File No. 1-10190.

10. Incorporated by reference from the Company's Current Report on Form 10-QSB dated December 31, 2001, File No. 1-10190.

11. Incorporated by reference from the Company's Current Report on Form 10-QSB dated March 31, 2002, File No. 1-10190.

12. Incorporated by reference from the Company's Current Report on Form 10-QSB dated June 30, 2002, File No. 1-10190.

13. Incorporated by reference from the Company's Current Report on Form 10-QSB dated December 31, 2002, File No. 1-10190.

14. Incorporated by reference from the Company's Current Report on Form 10-QSB dated March 31, 2003, File No. 1-10190.

15. Incorporated by reference from the Company's Current Report on Form 10-QSB dated June 30, 2003, File No. 1-10190.

16. Incorporated by reference from the Company's Annual Report on Form 10-KSB dated September 30, 2003, File No. 1-10190.

17. Incorporated by reference from the Company's Current Report on Form 10-QSB dated December 31, 2003, File No. 1-10190.


18. Incorporated by reference from the Company's Annual Report on Form 10-KSB dated March 31, 2004, File No. 1-10190.

19. Incorporated by reference from the Company's Current Report on Form 10-QSB dated June 30, 2004, File No. 1-10190.

20. Incorporated by reference from the Company's Current Report on Form 10-KSB/A dated September 30, 2004, File No. 1-10190.

21. Incorporated by reference from the Company's Current Report on Form 10-QSB/A dated December 31, 2004, File No. 1-10190.

22. Incorporated by reference from the Company's Current Report on Form 10-QSB dated March 31, 2005, File No. 1-10190.

23. Incorporated by reference from the Company's Current Report on Form 10-QSB dated June 30, 2005, File No. 1-10190.
EXHIBIT 31.11

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

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Registrant and we have:

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



December 27, 2005



/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer

EXHIBIT 31.12

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

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Registrant and we have:

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



December 27, 2005



/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer
Chairman of the Board of Directors
Exhibit 32.11

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of b-Fast Corp. (the "Company") on Form 10-KSB for the period ended September 30, 2005 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

the Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.





/s/ Bobby Ray Adkins
President and Chief Executive Officer
Chairman of the Board of Directors
Date:  December 27, 2005
Exhibit 32.12

CERTIFICATION OF CHIEF ACCOUNTING OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of b-Fast Corp. (the "Company") on Form 10-KSB for the period ended September 30, 2005 as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

the Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

the information contained in the Report fairly presents, in all in material respects, the financial condition and result of operations of the Company.





/s/ Paul R. Slack
Chief Accounting Officer
Date:  December 27, 2005