Form 10QSB
period 2005-12-31
B FAST CORP
filed 2006-02-13
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2005

?  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from             to
       .


Commission file number 0-10190-0


b-FAST CORP.
(Exact name of small business issuer as
specified in its charter)


LOUISIANA                               72-0385274
State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)


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

  State the number of shares outstanding of each of the issuer's classes of common equity, as of February 7, 2006: Common stock (without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check
one): Yes     No X






b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I - Financial Information	Page Number


Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
December 31, 2005 (unaudited)                              2

Consolidated Statements of Operations
three months ended December 31, 2005
and 2004 (unaudited)                                       4

Consolidated Statements of Cash Flows
three months ended December 31, 2005 and 2004
(unaudited)                                                5

Notes to Consolidated Financial Statements - December
31, 2005
(unaudited)                                                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
                                                          11

        Forward-Looking Statements                        11

        Critical Accounting Policies                      11

        Results of Operation                              12

        Liquidity and Capital Resources                   13

Item 3.         Controls and Procedures                   13


PART II - Other Information

Item 1.  Legal Proceedings                                14

Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                      14

Item 3.  Defaults Upon Senior Securities                  14

Item 4.  Submission of Matters to a Vote of Security
Holders                                                   14

Item 5.  Other Information                                14

Item 6.  Exhibits                                         14

Report of Independent Registered Public Accounting Firm
                                                          16

         Signatures                                       17


ASSETS


CURRENT ASSETS
  Cash                                                               $   111
  Customer receivables, less allowance for
    doubtful accounts of $31
                                                                         302
  Inventories                                                             60
  Prepaid expenses and other current assets                              117

TOTAL CURRENT ASSETS
                                                                         590

PROPERTY AND EQUIPMENT
  Transportation equipment                                             1,576
  Machinery and equipment                                                292
  Furniture and fixtures                                                  45
  Leasehold improvements                                                  43

                                                                       1,956

Less:  Accumulated depreciation
  and amortization
                                                                         836

PROPERTY AND EQUIPMENT, NET                                            1,120

OTHER ASSETS
  Equity in unconsolidated entity
                                                                       5,709

TOTAL ASSETS                                                         $ 7,419






See Notes to Consolidated Financial Statements.






LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
  Short term borrowings                                        $    37
  Current maturities of long term debt-parent                   14,867
    Current maturities of long term debt-other                     115
  Accounts payable-trade                                           292
  Accrued expenses
    Interest-parent                                             10,346
    Fuel taxes                                                     850
    Interest and penalties-fuel taxes                            1,640
    Other                                                          447
TOTAL CURRENT LIABILITIES                                       28,594

LONG-TERM DEBT, less current maturities                            805

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - 500,000 shares designated - issued
      and outstanding 144,185 shares                             4,574
    (liquidation preference - $4,574)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series B cumulative
    convertible preferred stock, none issued and
outstanding                                                          -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares
    outstanding 7,998,052 shares                                10,705
  Additional paid-in capital                                     3,470
  Accumulated deficit                                          (40,492)
                                                               (26,317)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                        237

TOTAL STOCKHOLDERS' DEFICIENCY                                 (26,554)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $ 7,419




See Notes to Consolidated Financial Statements.




                                                    THREE MONTHS ENDED
                                                       December 31,

                                                      2005       2004

NET SALES                                           $1,279     $1,135

COST AND EXPENSES

Cost of sales                                          667        488

Departmental costs                                     550        544

Administrative costs                                   123        141

Loss from operations                                   (61)       (38)

Interest expense - other                               (68)       (51)
Interest expense - parent                             (301)      <225)

Equity in income of
  Unconsolidated entity                                 73         52


NET LOSS                                              (357)      <262)

Preferred dividends                                    (35)       (35)

Net loss applicable
  to common shareholders                            $ (392)    $ (297)

Net loss per share
  applicable to common
  shareholders

Basic and Diluted                                   $(0.05)    $(0.04)

Weighted average shares
  outstanding:

  Basic and Dilutive                             7,998,052  7,998,052





See Notes to Consolidated Financial Statements.




                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,


                                                       2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                           $  (357)           $(262)

Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation and amortization                           43               41
Equity in income of unconsolidated entity              (73)             (52)
Change in assets and liabilities:
Decrease in accounts receivable                         73                6
Increase in inventory                                   (9)             (34)
Decrease in prepaid expense and other current
    assets                                              20               21
Increase in accounts payable                             6               11
Decrease in other accrued expenses                      <3)             (20)
Increase in interest and penalties-fuel taxes           52               40
Increase in accrued interest - parent                  301              226

Total adjustments                                      410              239

Net cash provided by (used in) operating activities     53              (23)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                     <1)            (184)
Return of investment in unconsolidated
entity                                                  90              230

Net cash provided by investing activities               89               46

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments of long-term debt-other             (36)             (47)

Net cash used in financing activities                  (36)             (47)

Net increase (decrease) in cash & cash equivalents     106              (24)
Cash and cash equivalents at beginning of period         5               32

Cash and cash equivalents at end of period           $ 111            $   8

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest                                           $    15            $  11

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $35 in each of the three-month periods ended December 31, 2005 and 2004.


See Notes to Consolidated Financial Statements.






NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 2005, consolidated statements of operations for the three month periods ended December 31, 2005 and 2004, and the consolidated statements of cash flows for the three month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2005 and for all periods presented have been made.

The Company accounts for its investment in RTB/AS, L.L.C. ("RTB/AS") under the equity method of accounting.
 Although the Company owns 99% of the entity it has no voting rights. Accordingly, under accounting principles generally accepted in the United States the Company is using the equity method of accounting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 annual report on Form
10-KSB. The results of operations for the three-month periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2005 the Company had a working capital deficiency of $28,004, stockholder's deficiency of $26,554, and incurred a net loss of $357 for the three months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As part of management's plans, management is exploring other opportunities to acquire an FBO similar to its Harrisburg FBO and any required financing. Such a start-up would require minimal investment. The Company is also exploring investments in other non-related businesses, including the auto racing industry.

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

NOTE 4:  INVESTMENT IN UNCONSOLIDATED ENTITY

RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

Balance Sheet                                              As of
(in thousands)                                       December 31, 2005
	Assets
        Cash                                                $   91
        Certificates of Deposit                              2,000
        Note and Interest Receivable - Member                3,593
        Note and Interest Receivable - Other                 1,155
        Advance Receivable - Member                            132
           Total assets                                     $6,971

	Liabilities and members' equity
        Accounts Payable                                    $    4
        Notes Payable                                        1,134
        Accrued Interest                                        22
        Member's Equity                                      5,811
           Total liabilities and members' equity            $6,971

Statement of Operations                    Three months ended
<in thousands)                             December 31, 2005

        Revenues                               $   85
        Net income                             $   74

After Brant's death on June 28, 2000 his 30% ownership in the auto racing entity became part of his estate.
By December 2002, the estate was settled and the ownership was transferred to his widow, Mrs. Brant. In
April 2004, Mrs. Brant sold 24% of her ownership in the auto racing entity plus an option on an additional 15%.
 Relating to this sale, RTB/AS received $2,747 on May
1, 2004, with $1,008 of that total being a principal payment on the $4,265 note receivable from Mrs. Brant.

On January 14, 2005 RTB/AS borrowed $500 against a
$1,000 line of credit at one bank, and $634 against another $1,000 line of credit. Both lines of credit were established in June 2003, and are secured by existing certificates of deposit. The $500 loan carries an interest rate of 4.61% and matures on January 14, 2006. The loan has been renewed until July
14, 2006, at the same interest rate. The $634 loan carries an interest rate of 4.25% and matures on June
9, 2006.

The entire proceeds from these two loans were then loaned to Transtech Holding Company (Transtech), the
Company's principal stockholder, on January 18, 2005 under a term note which matures January 18, 2008, and carries an interest rate equal to the prime rate as published in the Wall Street Journal. Interest has been paid through September 30, 2005.

NOTE 5:  FINANCING ARRANGEMENTS

Short-Term Borrowings
The Company has an available line of credit of $175 due to expire on March 15, 2006, with a bank in connection with the state of Wisconsin Petroleum Environmental
Cleanup Fund Act.  There is $37 outstanding on the line







of credit at December 31, 2005.
Current Maturities of Long Term Debt-Parent
Included in this category are $7,957 of various demand loans due to Transtech Holding Company, (Transtech), the Company's principle shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company.
Payments have not been made pursuant to the terms of the Note Modification which expired March 20, 2004, and the
Company is in default. There has been no additional note modification since that date, and no demands for payment have been made through December 31, 2005. As a result, the principal and accrued interest on these notes has been classified as short-term obligations at December 31, 2005.

Long Term Debt
The Company owes $917 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. Another $3 is owed to a finance company for the purchase of ground equipment. Of the total $920, $115 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period.
Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the three-month periods ended December 31, 2005 and 2004 no exercise of common stock equivalents, including 739,320 shares for mandatory redeemable convertible preferred stock, were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder
Transtech (holder of 50.9% of common stock and 71.8% of preferred) in the amount of $14,867. Relative to this debt, the Company had accrued interest of $10,346 at December 31, 2005. During the three months ended
December 31, 2005 the Company paid none of the interest or principal to Transtech.

As of December 31, 2005, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

RTB/AS recorded $53 of interest income during the three months ended December 31, 2005 related to a note receivable from Mrs. Brant. The balance of the note receivable as of December 31, 2005 was $3,257.

RTB/AS recorded $20 of interest income during the three month period ended December 31, 2005 related to a note receivable from Transtech. The balance of the note receivable as of December 31, 2005 was $1,134.

NOTE 8:  CONTINGENT LIABILITIES

New York Fuel Tax

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New
York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September
1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The
Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. During fiscal year 2005 an additional $171 of interest was accrued. An additional $52 of interest was accrued during the current period. There have been discussions with collections representatives from the State of New
York to resolve the claim. The Company is unable to predict if efforts at negotiating the liability will be successful and if so, what the final liability may be.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham
Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The
Company has been billed and paid $38 through December
31, 2005.

At December 31, 2005 the Company has included in its financial statements an accrual for environmental remediation of $104. The Company is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

In December 2004, FASB issued SFAS No. 123R, "Share
Based Payment" ("FAS 123R"), requiring all share-based







payments to employees, including grants of employee tock options, to be recognized as compensation expense in the consolidated financial statements based upon their fair values. As amended by the Securities and Exchange Commission ("SEC") on April 14, 2005, this standard is effective for the quarter beginning January
1, 2006 for small business public filers. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107
("SAB 107"), which provides the Staff's views of share-based payments for public companies. The adoption of FAS 123 R should not have an impact on the Company's financial position, results of operations, or cash flows.



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

Critical Accounting Policies

b-Fast Corp.'s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.
The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations. Based on this definition, our most critical policies include:
investment accounting, allowance for doubtful accounts and long-lived assets. We discuss these policies further below, as well as the estimates and management's judgments involved. We believe these policies either do not generally require us to make estimates and judgments that are as difficult or subjective, or it is less likely that they would have a material impact on our reported results of operation for a given period.
The Company uses the equity method of accounting for their investment in an unconsolidated entity. The
Company exercises significant influence by maintaining the entity's checkbook, accumulating data for tax returns and having the President and Chief Executive
Officer serve as the manager of the unconsolidated entity.
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of economic risk as well as the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of recoverability of amounts due us could be adversely affected.
We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over four to seven years. The estimated useful lives are based on historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation in future periods. We review for impairment annually or when events or circumstances indicate that the carrying amount may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standards No. 144
"Accounting for the Impairment or Disposal of Long-
Lived Assets," utilizing cash flows which take into account management's estimates of future operations.

Results of Operations

The following table presents, as a percentage of total sales, certain selected financial data for the Company for the periods indicated.

                                                       Three Months Ended
                                                           December 31,
                                                      2005            2004

Net Sales                                            100.0%          100.0%
Cost of Sales                                         52.2            43.0
Departmental costs                                    43.0            48.0
Administrative costs                                   9.6            12.4
Equity in income of
 Unconsolidated entity                                 5.7             4.6
Interest expense                                      28.8            24.3
Net loss                                             (27.9)          <23.1)

Sales for the three month period ended December 31, 2005 increased $144 (12.7%) over the same period in 2004.
Sales and services to commercial aviation increased $7, aircraft charter revenue decreased $7, and military fuel sales increased $20. Fuel sales to general aviation increased $108 resulting from a 24% increase in gallons sold. The net revenue from all other sales and services provided to general aviation increased $9.

Cost of sales rose 9.2% of sales in 2005, primarily because rising fuel costs were not reflected at the same rate in selling prices. The cost of sales of jet fuel in 2005 was 69.2% while in 2004 it was 59.6%.

Departmental costs rose only $6 in 2005, but as a percentage of sales decreased by 5.0%. The largest increases were in maintenance and repair of shop and line equipment of $4, utilities of $4, rent expense of $3, and aircraft maintenance of $2. The largest decreases were in payroll and benefits of $5, largely due to the elimination of one supervisor, and insurance expense of $2.

Administrative costs decreased by $18 (12.8%) during the








current three month period, the result of a $17 decrease in bad debt expense. Reserve for bad debts was increased in 2005 because of the condition of several commercial customers. No additional expense has been recorded in 2006.

Equity in income of unconsolidated entity is the Company's share of income or loss in RTB/AS during the three-month period.

Interest expense increased a combined $93 resulting from seven increases in the prime rate from February to November 2005.

Liquidity and Capital Resources

During the three months ended December 31, 2005, $53 was provided by operations and $89 was provided by investing activities. $36 was used to retire debt.

Working capital deficit increased $307 to ($28,004) from September 30, 2005 to December 31, 2005. Current assets increased $22. Current liabilities increased $329 with $301 of the increase in accrued interest due to parent.


The Company's revenues have been insufficient to cover the cost of sales and operating expenses in the prior fiscal year. Therefore the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal
2006 the major source of cash is expected to be provided by return of investment in unconsolidated entity.

At December 31, 2005 the Company had a working capital deficiency of $28,004, stockholders' deficiency of $26,554, and incurred a net loss of $357 for the three months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As required by 13a-15(b), management, including our CEO and CAO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CAO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

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

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New
York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September
1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The
Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. During fiscal year 2005 an additional $171 of interest was accrued. An additional $52 of interest was accrued during the current period. There have been discussions with collections representatives from the State of New
York to resolve the claim. The Company is unable to predict if efforts at negotiating the liability will be successful and if so, what the final liability may be.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND
USE OF PROCEEDS

	None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

An installment note is due Transtech in the amount of $6,910. Quarterly payments of $300 plus interest at prime were to be paid beginning October 1999. A series of note modification agreements deferred these payments.
 The last modification agreement expired March 20, 2004, and the Company has made no payments and is in default.
 No demands for payment have been made through December
31, 2005.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

	None.

ITEM 5. - OTHER INFORMATION

	None.

ITEM 6. - EXHIBITS

     The following in a list of exhibits filed as part of the form 10-QSB.

(31.13)  Certification of Chief Accounting Officer
regarding            disclosure controls and
procedures.

(31.14)  Certification of Chief Executive Officer
regarding disclosure   controls and procedures.








(32.13) Certification of Chief Executive Officer
pursuant to 18 U.S.C.  Section 1350, as adopted
pursuant to Section 906 of the        Sarbanes-
Oxley Act of 2002.

(32.14)	 Certification of Chief Accounting Officer
pursuant to 18       U.S.C. Section 1350, as
adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.











REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania


We have reviewed the accompanying consolidated balance sheet of b-Fast Corp. and subsidiaries as of December
31, 2005 and the related consolidated statements of operations for the three-month periods ended December
31, 2005 and 2004 and of cash flows for the three month periods ended December 31, 2005 and 2004. These interim consolidated financial statements are the responsibility of the Company's management.

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

Note C of the Company's audited consolidated financial statements as of September 30, 2005 and for the year then ended discloses that the Company had a working capital deficit of $27,697,000 and a stockholders' deficiency of $26,162,000 as of September 30, 2005. our auditors' report on those consolidated financial statements includes an explanatory paragraph referring to the matters in Note C of those consolidated financial statements indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim consolidated financial statements as of December 31, 2005 and for the three-month and period then ended, the Company had a working capital deficit and a stockholders' deficiency. The accompanying interim consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty.







/s/ WithumSmith+Brown, P.C.
Princeton, New Jersey
February 3, 2006









SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


b-FAST CORP.
(Registrant)


/s/ Paul R. Slack
 (Signature)
Paul R. Slack
Chief Accounting Officer and Controller
Date:  February 10, 2006


/s/ Bobby R. Adkins
      (Signature)
Bobby R. Adkins
President and Chief Executive Officer
Date:  February 10, 2006















EXHIBIT 31.13

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

4.	The Registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) for the Registrant and we have:

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






February 10, 2006



/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer








EXHIBIT 31.14

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

4.	The Registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) for the Registrant and we have:

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




February 10, 2006



/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer








EXHIBIT 32.13

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp.
(the "Company") on Form 10-QSB for the period ended
December 31, 2005 as filed with the Securities Exchange
Commission (the "Report"), I, Bobby Ray Adkins, Chief
Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements
of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  February 10, 2006









EXHIBIT 32.14

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp.
(the "Company") on Form 10-QSB for the period ended
December 31, 2005, as filed with the Securities Exchange
Commission (the "Report"), I, Paul R. Slack, Chief
Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements
of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  February 10, 2006









