Form 10QSB
period 2006-03-31
B FAST CORP
filed 2006-05-19
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a Shell Company
(as defined in Rule 12b-2 of the Exchange Act).  Yes _  No X

  State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2006: Common stock
(without par value) 7,998,052 shares.

Transitional Small Business Disclosure Format (Check one): Yes No X




b-FAST CORP. AND SUBSIDIARIES

INDEX




PART I - Financial Information                                  Page Number


Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
March 31, 2006 (unaudited)                                          2

Consolidated Statements of Operations
three months and six months ended March 31, 2006
and 2005 (unaudited)                                                4

Consolidated Statements of Cash Flows
six months ended March 31, 2006
and 2005(unaudited)                                                 5

Notes to Consolidated Financial Statements - March 31, 2006
(unaudited)                                                         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             11

        Forward-Looking Statements                                 11

        Critical Accounting Policies                               11

        Results of Operation                                       12

        Liquidity and Capital Resources                            13

Item 3.         Controls and Procedures                            14


PART II - Other Information

Item 1.  Legal Proceedings                                         15

Item 2.  Unregistered Sales of Equity Securities and Use           15
         of Proceeds

Item 3.  Defaults Upon Senior Securities                           15

Item 4.  Submission of Matters to a Vote of Security Holders       15

Item 5.  Other Information                                         15

Item 6.  Exhibits                                                  15

         Signatures                                                18





PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006


(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)


ASSETS


CURRENT ASSETS
  Cash and Cash equivalents                                     $  13
  Customer receivables, less allowance for
    doubtful accounts of $10                                      347
  Inventories                                                      54
  Prepaid expenses and other current assets                       130

TOTAL CURRENT ASSETS                                              544

PROPERTY AND EQUIPMENT
  Transportation equipment                                      1,576
  Machinery and equipment                                         292
  Furniture and fixtures                                           45
  Leasehold improvements                                           43

                                                                1,956

Less:  Accumulated depreciation
  and amortization                                                879

PROPERTY AND EQUIPMENT, NET                                     1,077

OTHER ASSETS
  Equity in unconsolidated entity                               5,685

TOTAL ASSETS                                                  $ 7,306




See Notes to Consolidated Financial Statements.



b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
  Short term borrowings                                           $       49
  Current maturities of long term debt-parent                         14,867
  Current maturities of long term debt-other                             114
  Accounts payable-trade                                                 253
  Accrued expenses
  Interest-parent                                                     10,658
    Fuel taxes                                                           850
    Interest and penalties-fuel taxes                                  1,691
    Other                                                                422
TOTAL CURRENT LIABILITIES                                             28,904

LONG-TERM DEBT, less current maturities                                  779

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - 500,000 shares designated - issued
    and outstanding 144,185 shares                                     4,609
    (liquidation preference - $4,609)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series B cumulative
    convertible preferred stock, none issued and outstanding              -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares
    outstanding 7,998,052 shares                                      10,705
  Additional paid-in capital                                           3,435
  Accumulated deficit                                                (40,889)
                                                                     (26,749)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                              237

TOTAL STOCKHOLDERS' DEFICIENCY                                       (26,986)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $ 7,306



See Notes to Consolidated Financial Statements.





b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                   March 31,            March 31,

                               2006     2005          2006         2005

NET SALES                    $1,098   $1,130        $2,377        $2,265

COST AND EXPENSES

Cost of sales                   512      489         1,179           977
Departmental costs              555      556         1,105         1,100
Administrative costs            123      125           246           266

Loss from operations            (92)    (40)          (153)          (78)

Interest expense - other        (67)    (54)          (135)         (105)

Interest expense - parent      (312)   (239)          (613)         (464)

Equity in income of
  Unconsolidated entity          66      58            139           110

Other income                      8       1              8             1

NET LOSS                       (397)   (274)          (754)         (536)

Preferred dividends             (35)    (35)           (70)          (70)

Net loss applicable
  to common shareholders      $(432)  $(309)         $(824)        $(606)

Net loss per share
  applicable to common
  shareholders

Basic and Diluted            $(0.05) $(0.04)        $(0.10)       $(0.08)

Weighted average shares
  outstanding:

  Basic and Dilutive      7,998,052 7,998,052    7,998,052     7,998,052






See Notes to Consolidated Financial Statements.






b-FAST CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)



                                                           SIX MONTHS ENDED
                                                               MARCH 31,
                                                          2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                              $(754)          $(536)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                            86              84
  Provision for bad debts                                   -               2
  Equity in income of unconsolidated entity              (139)           (110)
  Change in assets and liabilities:
  Decrease (increase) in accounts receivable               28             (27)
  Increase in inventory                                    (3)            (32)
  Decrease in other assets                                  7              26
  (Decrease) increase in accounts payable                 (33)             19
  Decrease in other accrued expenses                      (28)            (16)
  Increase in interest and penalties-fuel taxes           103              79
  Increase in accrued interest - parent                   613             464

  Total adjustments                                       634             489

  Net cash used in operating activities                  (120)            (47)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                      (1)           (184)
  Return of investment in unconsolidated
    entity                                                180             340

  Net cash provided by investing activities               179             156

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from short-term borrowings                      12               -
  Principal payments of long-term debt-other              (63)            (81)

  Net cash used in financing activities                   (51)            (81)

  Net increase in cash & cash equivalents                   8              28
  Cash and cash equivalents at beginning of period          5              32

  Cash and cash equivalents at end of period           $   13           $  60

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                           $   31           $  26

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $70 in each of the six-month periods ended March 31, 2006 and 2005.







See Notes to Consolidated Financial Statements.





b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2006, consolidated statements of operations for the three month and six month periods ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the six month periods then ended were prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2006 and for all periods presented have been made.

The Company accounts for its investment in RTB/AS, L.L.C.
("RTB/AS") under the equity method of accounting. Although the Company owns 99% of the entity, it has no voting rights.
Accordingly, under accounting principles generally accepted in the United States the Company is using the equity method of accounting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 annual report on Form 10-KSB. The results of operations for the three and six month periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2006 the Company had a working capital deficiency of $28,360, stockholder's deficiency of $26,986, and incurred a net loss of $754 for the six months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

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

NOTE 4:  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

        Balance Sheet                                           As of
     (in thousands)                                         March 31, 2006
	Assets
        Cash                                                    $   21
	Certificates of Deposit              			 2,000
	Note and Interest Receivable - Member			 3,652
	Note and Interest Receivable-Other			 1,175
        Advance Receivable - Member                                132
           Total assets                                         $6,980

	Liabilities and members' equity
        Accounts Payable                                        $    4
        Notes Payable                                            1,184
        Accrued Interest                                             6
        Member's Equity                                          5,786
	   Total liabilities and members' equity		$6,980

	Statement of Operations                    Six months ended
	(in thousands)                             March 31, 2006

        Revenues                                                $  178
        Net income                                              $  140

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

As of March 31, 2006 RTB/AS has borrowed $550 against a $1,000 line of credit at one bank, and $634 against a $1,000 line of credit at another bank. Both lines of credit were established in June 2003, and are secured by existing certificates of deposit. The $550 loan carries an interest rate of 4.61% and matured on January 14, 2006. The loan has been renewed until July 14, 2006, at the same interest rate. The $634 loan carries an interest rate of 4.25% and matures on June 9, 2006.



b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)
$1,134 of the proceeds from these two loans was then loaned to Transtech Holding Company (Transtech), the Company's principal stockholder under a term note which matures January 18, 2008, and carries an interest rate equal to the prime rate as published in the Wall Street Journal. Interest has been paid through December 31, 2005.

NOTE 5:  FINANCING ARRANGEMENTS

Short-Term Borrowings
The Company has an available line of credit of $50 that expired on March 15, 2006 and it is in the process of being extended for an unknown period, with a bank in connection with the state of Wisconsin Petroleum Environmental Cleanup Fund Act. There is $49 outstanding on the line of credit at March 31, 2006.

Current Maturities of Long Term Debt-Parent
Included in this category are $7,957 of various demand loans due to Transtech. These notes provide for interest at 2% above the prime rate. Also included is a note due Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Payments have not been made pursuant to the terms of the Note Modification which expired March 20, 2004, and the Company is in default. There has been no additional note modification since that date, and no demands for payment have been made through March 31, 2006. As a result, the principal and accrued interest on these notes has been classified as short-term obligations at March 31, 2006.

Long Term Debt
The Company owes $891 to a finance company collateralized by a Beech aircraft. Repayment terms are monthly payments of $14, including interest at the rate of prime minus 0.5%, until March 2016. Another $2 is owed to a finance company for the purchase of ground equipment. Of the total $893, $114 is classified as short term.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the six month and three month periods ended March 31, 2006 and 2005 no exercise of common stock equivalents, including 739,320 shares for mandatory redeemable convertible preferred stock, were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder Transtech, (holder of 50.9% of common stock and 71.8% of Series A cumulative convertible preferred stock), in the amount of $14,867. Relative to this debt, the Company had accrued interest of $10,658 at March 31, 2006. During the six





b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

months ended March 31, 2006 the Company paid none of the interest or principal to Transtech.

As of March 31, 2006, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.

NOTE 8:  CONTINGENT LIABILITIES

New York Fuel Tax

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. During fiscal year 2005 an additional $171 of interest was accrued. An additional $104 of interest was accrued during the six months ended March 31, 2006. There have been discussions with collections representatives from the State of New York to resolve the claim. The Company is unable to predict if efforts at negotiating the liability will be successful and if so, what the final liability will be.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The Company has been billed and paid $38 through March 31, 2006.

At March 31, 2006 the Company has included in its financial statements an accrual for environmental remediation of $104. The Company is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $104 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

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

Results of Operations

The following table presents, as a percentage of total sales, certain selected financial data for the Company for the periods indicated.

                                       Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                    2006          2005      2006        2005

Net Sales                          100.0%        100.0%    100.0%      100.0%
Cost of Sales                       46.6          43.3      49.6        43.1
Departmental costs                  50.6          49.2      46.5        48.6
Administrative costs                11.2          11.0      10.4        11.8
Equity in income of
 Unconsolidated entity               6.0           5.1       5.9         4.9
Interest expense                    34.5          25.9      31.4        25.1
Other income                         0.7             -       0.3           -
Net loss                           (36.2)        (24.3)    (31.7)      (23.7)

Sales for the six month period ended March 31, 2006 increased $112 (5.0%) over the same period in 2005. Fuel sales to general aviation increased $169, military fuel sales increased $45, and sales of miscellaneous ground service increased $44. These increases were reduced by decreases in sales and services to commercial aviation of $86, aircraft charter sales of $35, and deicing services of $25 due to the milder winter. Sales for the three month period ended March 31, 2006 decreased $32 over the same period in 2005. Fuel sales to general aviation increased $60, military fuel sales increased $25, and sales of miscellaneous ground services increased $29. These increases were reduced by decreases in sales and services to commercial aviation of $61, aircraft charter sales of $28, and deicing services of $57.









ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

Cost of sales as a percentage of sales for the six month period ended March 31, 2006, increased 6.5% to 49.6%, a result of a change in the sales mix. The cost of sales percentage of general aviation fuel sales, the portion of the sales mix with the largest increase, increased from 56.6% to 66.3% during the six month periods. During the three month period ending March 31, 2006, the cost of sales percentage increased by 3.3% over the same period in 2005. Again, the largest influence on this increase was the increase in the cost of sales of general aviation fuel sales from 56.4% to 63.8%.

Departmental costs increased only $5 (0.5%) in the six months ended March 31, 2006 as compared to the same period in 2005. The largest decrease in cost occurred in payroll and benefits of $21.
 The largest increases were in aircraft maintenance of $13, rental of real estate of $8, and EPA related costs of $5. Departmental costs for the three month period ended March 31, 2006 decreased by $1 compared to the same period in 2005. Payroll and benefits decreased by $16. Aircraft maintenance increased by $11, and real estate rent increased by $5.

Administrative costs decreased by $20 in the six month period ended March 31, 2006 as compared to the same period in 2005. The major reason was a decrease of $19 in bad debt expense. The bad debt expense in 2005 resulted from several commercial airline customers declaring bankruptcy. Administrative costs for the three month period ended March 31, 2006 decreased $2. All of the expenses in this category increased or decreased less than $2 during the periods with the exception of professional fees which increased $4, auditor fees which decreased $4, and legal fees which decreased $2.

Equity in income of unconsolidated subsidiary is the Company's share of income or loss in RTB/AS during the six and three month periods.

Interest expense increased a combined $179 during the six month period ended March 31, 2006. Since nearly all of the Company's debt carries an adjustable interest rate, the eight increases in the prime rate since March 2005 is the cause of the increased expense. The increase of $86 during the three month period ended March 31, 2006 was also caused by the increases in the prime rate.


Liquidity and Capital Resources

During the six months ended March 31, 2006, the Company used $120 of cash in operations and received $180 from return on investment in unconsolidated subsidiary. $63 was used to retire debt and $1 was used to purchase fixed assets.

Working capital deficit increased $663 to ($28,360) from September 30, 2005 to March 31, 2006. Current assets decreased $24.
Current liabilities increased $639 with $613 of the increase in accrued interest due to parent.

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

At March 31, 2006, the Company had a working capital deficiency of $28,360, stockholders' deficiency of $26,986, and incurred a net loss of $754 for the six months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As required by 13a - 15 (b), management, including our CEO and CAO, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

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

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September 1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. During fiscal year 2005 an additional $171 of interest was accrued. An additional $104 of interest was accrued during the current six month period. There have been discussions with collections representatives from the State of New York to resolve the claim. The Company is unable to predict if efforts at compromising the liability will be successful and if so, what the final liability may be.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS 	None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

An installment note is due Transtech in the amount of $6,910. Quarterly payments of $300 plus interest at prime were to be paid beginning October 1999. A series of note modification agreements deferred these payments. The last modification agreement expired March 20, 2004, and the Company has made no payments and is in default. No demands for payment have been made through March 31, 2006.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5. - OTHER INFORMATION

	None.

ITEM 6. - EXHIBITS

(a)  The following in a list of exhibits filed as part of the form
10-QSB.

(31.15) Certification of Chief Accounting Officer regarding disclosure controls and procedures.

(31.16) Certification of Chief Executive Officer regarding disclosure controls and procedures.








(32.15) Certification of Chief Executive Officer pursuant to
18 U.S.C.  Section 1350, as adopted pursuant to Section
906 of the        Sarbanes-Oxley Act of 2002.



(32.16) Certification of Chief Accounting Officer pursuant to
18        U.S.C. Section 1350, as adopted pursuant to
Section 906 of     the Sarbanes-Oxley Act of 2002.














REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania


We have reviewed the accompanying consolidated balance sheet of b-Fast Corp. and subsidiaries as of March 31, 2006, the related consolidated statements of operations for the three month and six month periods ended March 31, 2006 and 2005 and the related consolidated cash flow statements for the six month periods ended March 31, 2006 and 2005. These interim consolidated financial statements are the responsibility of the Company's management.

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

Note C of the Company's audited consolidated financial statements as of September 30, 2005 and for the year then ended discloses that the Company had a working capital deficit of $27,697,000 and a stockholders' deficiency of $26,162,000 as of September 30, 2005. Our auditors' report on those consolidated financial statements includes an explanatory paragraph referring to the matters in Note C of those consolidated financial statements indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in
Note 2 of the Company's unaudited interim consolidated financial statements as of March 31, 2006 and for the three month and six month periods then ended, the Company had a working capital deficit and a stockholders' deficiency. The accompanying interim consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty.







/s/ WithumSmith+Brown, P.C.
Princeton, New Jersey
May 3, 2006



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


b-FAST CORP.
(Registrant)


/s/ Paul R. Slack
 (Signature)
Paul R. Slack
Chief Accounting Officer and Controller
Date:  May 11, 2006


/s/ Bobby R. Adkins
       (Signature)
Bobby R. Adkins
President and Chief Executive Officer
Date:  May 11, 2006













EXHIBIT 31.15

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



May 11, 2006



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



May 11, 2006



/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer
Chairman of the Board of Directors






EXHIBIT 32.15

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities Exchange Commission (the "Report"), I, Bobby Ray Adkins, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of
                        section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
                        presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  May 11, 2006









EXHIBIT 32.16

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2006, as filed with the Securities Exchange Commission (the "Report"), I, Paul R. Slack, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements of
                        section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
                        presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  May 11, 2006