Form 10QSB
period 2006-06-30
B FAST CORP
filed 2006-08-14
CIK 350200

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

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






                          b-FAST CORP. AND SUBSIDIARIES

                                    INDEX




PART I - Financial Information                                 Page Number


Item 1.  Consolidated Financial Statements
Consolidated Balance Sheet
June 30, 2006 (unaudited)                                            2

Consolidated Statements of Operations
three months and nine months ended June 30, 2006
and 2005 (unaudited)                                                 4

Consolidated Statements of Cash Flows
nine months ended June 30, 2006
and 2005(unaudited)                                                  5

Notes to Consolidated Financial Statements - June 30, 2006           6
(unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              11

        Forward-Looking Statements                                  11

        Critical Accounting Policies                                11

        Results of Operation                                        12

        Liquidity and Capital Resources                             13

Item 3.         Controls and Procedures                             14


PART II - Other Information

Item 1.  Legal Proceedings                                          15

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds                                                   15

Item 3.  Defaults Upon Senior Securities                            15

Item 4.  Submission of Matters to a Vote of Security Holders        15

Item 5.  Other Information                                          15

Item 6.  Exhibits                                                   16

Report of Independent Registered Public Accounting Firm     17

         Signatures                                                 18



PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)






ASSETS


CURRENT ASSETS
  Cash and Cash equivalents                                           $   138
  Customer receivables, less allowance for
    doubtful accounts of $11                                              349
  Inventories                                                              62
  Prepaid expenses and other current assets                               142

TOTAL CURRENT ASSETS                                                      691

PROPERTY AND EQUIPMENT
  Machinery and equipment                                                 288
  Furniture and fixtures                                                   11
  Leasehold improvements                                                   42

                                                                          341

Less:  Accumulated depreciation
  and amortization                                                        167

PROPERTY AND EQUIPMENT, NET                                               174

OTHER ASSETS
  Equity in unconsolidated entity                                       5,711

TOTAL ASSETS                                                          $ 6,576





See Notes to Consolidated Financial Statements.




b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)



LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
  Short term borrowings                                                 $    55
  Current maturities of long term debt-parent   			 14,867
  Current maturities of long term debt-other				      1
  Accounts payable-trade                                                    241
  Accrued expenses
    Interest-parent                                                      10,968
    Fuel taxes                                                              850
    Interest and penalties-fuel taxes					  1,743
    Other                                                                   460
TOTAL CURRENT LIABILITIES                                                29,185

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK AND ACCRUED DIVIDENDS
  Series A Cumulative Convertible Preferred Stock
    no par value - 500,000 shares designated - issued
    and outstanding 144,185 shares                                        4,644
    (liquidation preference - $4,644)

STOCKHOLDERS' DEFICIENCY
  Preferred stock - authorized, 1,000,000 shares of
    no par value, 500,000 designated Series B cumulative
    convertible preferred stock, none issued and outstanding                  -
  Common stock - authorized, 60,000,000 shares
    of no par value; issued 8,070,052 shares
    outstanding 7,998,052 shares                                         10,705
  Additional paid-in capital                                              3,400
  Accumulated deficit                                                   (41,121)
                                                                        (27,016)

    Less:  Common stock in treasury
    (72,000 shares at cost)                                                 237

TOTAL STOCKHOLDERS' DEFICIENCY						(27,253)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY				$ 6,576



See Notes to Consolidated Financial Statements.





b-FAST CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                             June 30,            June 30,

                                  2006          2005      2006          2005

NET SALES                       $1,156        $1,079    $3,533        $3,344

COST AND EXPENSES

Cost of sales                      546           448     1,725         1,425
Departmental costs                 525           588     1,630         1,688
Administrative costs               114           115       360           381

Loss from operations               (29)          (72)     (182)         (150)

Interest expense - other           (65)          (53)     (200)         (158)

Interest expense - parent         (333)         (259)     (946)         (723)

Equity in income of
  Unconsolidated entity             86            62       225           172

Gain on sale of fixed asset         95             -        95             -

Other income                        14             5        22             6

NET LOSS                          (232)         (317)     (986)         (853)

Preferred dividends                (34)          (34)     (104)         (104)

Net loss applicable
  to common shareholders         $(266)        $(351)  $(1,090)        $(957)

Net loss per share
  applicable to common
  shareholders

Basic and Diluted               $(0.03)       $(0.04)   $(0.12)       $(0.12)

Weighted average shares
  outstanding:

  Basic and Dilutive         7,998,052     7,998,052  7,998,052    7,998,052















See Notes to Consolidated Financial Statements.





b-FAST CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED:  DOLLAR AMOUNTS IN THOUSANDS)



                                                         NINE MONTHS ENDED
                                                              JUNE 30,
                                                        2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(986)          $(853)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                          117             126
  Provision for bad debts                                  2               5
  Equity in income of unconsolidated subsidiary         (225)           (172)
  Gain on sale of fixed assets                           (95)              -
  Change in assets and liabilities:
  Decrease (increase) in accounts receivable              24             (36)
  Increase in inventory                                  (11)            (35)
  Increase in other current assets                        (5)            (14)
  Decrease (increase) in accounts payable                (45)            126
  Increase (decrease) in other accrued expenses           10             (46)
  Increase in interest and penalties-fuel taxes          155             119
  Increase in accrued interest - parent                  923             723

  Total adjustments                                      850             796

  Net cash used in operating activities                ( 136)            (57)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment                     (2)           (188)
  Proceeds from sale of fixed assets                     967               -
  Return of investment in unconsolidated
    entity                                               240             365

  Net cash provided by investing activities            1,205             177

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from short-term borrowings                     18               4
  Principal payments of long-term debt-other            (954)           (118)

  Net cash used in financing activities                 (936)           (114)

  Net increase in cash & cash equivalents                133               6
  Cash and cash equivalents at beginning of period         5              32

  Cash and cash equivalents at end of period          $  138           $  38

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                          $   68           $  40

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES Dividends on the Company's preferred stock were accrued as an increase in the value of the preferred stock in the amount of $104 in each of the nine-month periods ended June 30, 2006 and 2005.

See Notes to Consolidated Financial Statements.





b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

NOTE 1:  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2006, consolidated statements of operations for the three month and nine month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the nine month periods then ended were prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June
30, 2006 and for all periods presented have been made.

The Company accounts for its investment in RTB/AS, L.L.C. ("RTB/AS") under the equity method of accounting.
 Although the Company owns 99% of the entity it has no voting rights. Accordingly, under accounting principles generally accepted in the United States the Company is using the equity method of accounting.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the Securities and Exchange Commission have been condensed or omitted. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 annual report on Form 10-KSB. The results of operations for the three and nine month periods ended
June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2:  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

At June 30, 2006 the Company had a working capital deficiency of $28,494, stockholder's deficiency of $27,253, and incurred a net loss of $986 for the nine months then ended. The financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As part of management's plans, management is exploring other opportunities to acquire an FBO similar to its Harrisburg FBO and any required financing. Such a start-up would require minimal investment. The Company is also exploring investments in other non-related businesses, including the auto racing industry. There can be no assurance that management will be successful in the implementation of these plans.

NOTE 3:  SIGNIFICANT TRANSACTIONS

In March 1999 R. Ted Brant ("Brant"), the Company's
Chairman and Chief Executive Officer, entered into an agreement to purchase a 30% ownership interest in an auto racing entity for $9,875 principally with funds received from a majority owned subsidiary. In June
1999, the Company





b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

NOTE 4:  INVESTMENT IN UNCONSOLIDATED ENTITY

RTB/AS's tax year end is December 31. Condensed financial information of RTB/AS is as follows:

	Balance Sheet                                     As of
     (in thousands)                                    June 30, 2006
	Assets
        Cash                                                    $   70
	Certificates of Deposit              			 2,000
	Note and Interest Receivable - Member			 3,715
	Note and Interest Receivable-Other			 1,178
        Advance Receivable - Member                                132
           Total assets                                         $7,095

	Liabilities and members' equity
        Accounts Payable                                        $    4
        Notes Payable                                            1,264
        Accrued Interest                                            13
        Member's Equity                                          5,814
	   Total liabilities and members' equity		$7,095

	Statement of Operations                    Nine months ended
	(in thousands)                               June 30, 2006

        Revenues                                               $  277
        Net income                                             $  227

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

As of June 30, 2006 RTB/AS has borrowed $630 against a
$1,000 line of credit at one bank, and $634 against another $1,000 line of credit. Both lines of credit were established in June 2003, and are secured by existing certificates of deposit. The $630 loan carries an interest rate of 4.61% and matures on January 14, 2007. The $634 loan carries an interest rate






b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

of 4.25% and matures on June 9, 2007.

$1,134 of the proceeds from these two loans was then loaned to Transtech Holding Company (Transtech), the
Company's principal stockholder, under a term note which matures January 18, 2008, and carries an interest rate equal to the prime rate as published in the Wall Street
Journal.  Interest has been paid through March 31, 2006.

NOTE 5:  FINANCING ARRANGEMENTS

Short-Term Borrowings
The Company has an available line of credit of $175 due to expire on March 15, 2007, with a bank in connection with the state of Wisconsin Petroleum Environmental
Cleanup Fund Act. There is $55 outstanding on the line of credit at June 30, 2006.

Current Maturities of Long Term Debt-Parent
Included in this category are $7,957 of various demand loans due to Transtech, the Company's principal shareholder. These notes provide for interest at 2% above the prime rate. Also included is a note due
Transtech in the amount of $6,910, bearing interest at the prime rate. The note is collateralized by a first priority interest on the fixed assets, inventory, and accounts receivable of the Company. Payments have not been made pursuant to the terms of the Note Modification which expired March 20, 2004, and the Company is in default. There has been no additional note modification since that date, and no demands for payment have been made through June 30, 2006. As a result, the principal and accrued interest on these notes has been classified as short-term obligations at June 30, 2006.

NOTE 6:  LOSS PER COMMON SHARE

Basic net loss per share includes no dilution and is calculated by dividing net loss by the weighted average number of common shares outstanding for the period.
Dilutive net loss per share reflects the potential dilution of securities that could share in the net income of the Company through the exercise of stock options and the conversion of preferred stock. For the nine month and three month periods ended June 30, 2006 and 2005 no exercise of common stock equivalents including 739,320 shares for mandatory redeemable convertible preferred stock, were assumed because the assumed exercise of these securities would be anti-dilutive.

NOTE 7:  RELATED PARTY TRANSACTIONS

The Company is indebted to its major shareholder
Transtech, (holder of 50.9% of common stock and 71.8% of Series A cumulative convertible preferred stock), in the amount of $14,867. Relative to this debt, the Company had accrued interest of $10,968 at June 30, 2006.
During the nine months ended June 30, 2006 the Company paid $22 of the interest and none of the principal to Transtech.

As of June 30, 2006, the Company has a payable to RTB/AS in the amount of $132 included on the balance sheet in accrued expenses-other.




b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)


NOTE 8:  CONTINGENT LIABILITIES

New York Fuel Tax

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New
York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September
1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The
Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. During fiscal year 2005 an additional $171 of interest was accrued. An additional $155 of interest was accrued during the nine months ended June 30, 2006. There have been discussions with collections representatives from the State of New York to resolve the claim. The Company is unable to predict if efforts at negotiating the liability will be successful and if so, what the final liability will be.

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

The Company is presently responsible for ongoing remediation of underground contamination at one previously owned location in Milwaukee, Wisconsin. At another previously owned location on the Raleigh-Durham
Airport in North Carolina, the Company is one of several former operators of fuel tanks at the facility responsible for sharing remediation costs. The Company reached a settlement agreement with the airport authority there during fiscal year 1996 which limits the Company's liability to $85 with payments to the authority not to exceed $20 in any calendar year. The
Company has been billed and paid $38 through June 30, 2006.

At June 30, 2006 the Company has included in its financial statements an accrual for environmental remediation of $98. The Company is reimbursed by the Wisconsin Petroleum Environmental Cleanup Fund in excess of 95% of remediation expenses. The accrual of $98 has not been reduced by any expected future reimbursements from Wisconsin. The accrued liability is included in accrued expenses-other on the balance sheet.

Although the escrow for environmental remediation in connect with the sale of the Chicago FBO expired in March 2002 and the funds were returned, a contingent liability exists within the sales agreement. The agreement states that sellers shall pay 100% of buyers' expenses of remediation up to the first $390 and 50% of the next $390, for a maximum of $585. The Company has not been notified of any remediation expenses incurred to date,



b-FAST CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(UNAUDITED: DOLLAR AMOUNTS IN THOUSANDS)

and the Company has no knowledge if and when any will be incurred.

NOTE 9:  SALE OF FIXED ASSETS

On June 7, 2006 the Company sold its Beech King Air aircraft that had been used for charter for $967 and paid off the note and accrued interest due to Cessna
Finance Corporation in the amount of $877. The sale generated a gain of $95.

NOTE 10:  SUBSEQUENT EVENT

On July 25, 2006 the Company sold its Fixed Base
Operation at the Harrisburg International Airport to
Avflight Harrisburg Corporation for $2,610.  The
Company received $525 at settlement and $1,600 will be received within 10 days of the satisfaction of certain conditions, including the ratification of the sale by the Company's shareholders. Such ratification is expected at the Company's annual meeting to be held
September 26, 2006. $485 is to be paid in 20 equal installments of $24 commencing on October 31, 2006.
The Company will use the proceeds of the sale as working capital and to pay certain indebtedness owed by it.




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

Results of Operations

The following table presents, as a percentage of total sales, certain selected financial data for the Company for the periods indicated.

					Three Months Ended     Nine Months Ended
					    June 30,             June 30,
                              2006          2005       2006          2005

Net Sales                    100.0%        100.0%     100.0%      100.0%
Cost of Sales                47.2          41.5       48.8          42.6
Departmental costs      45.4          54.5       46.1          50.5
Administrative costs        9.9          10.7       10.2          11.4
Equity in income of
 Unconsolidated entity      7.4           5.7        6.7           5.2
Interest expense               34.4          28.9       32.4          26.4
Gain on sale of assets      8.2             -        2.3             -
Other income                      1.2           0.5        0.6           0.2
Net loss                     (20.1)        (29.4)     (27.9)        (25.5)

Sales for the nine month period ended June 30, 2006 increased $189 (5.7%) over the same period in 2005.
Fuel sales to general aviation increased $228 resulting from a 16.3% increase in gallons sold, military fuel sales increased $53 with 39 thousand less gallons sold, and sales of miscellaneous ground service increased $73.
 These increases were reduced by decreases in sales and services to commercial aviation of $83, aircraft charter sales of $57 and deicing services of $25 due to the milder winter. Sales for the three month period ended
June 30, 2006 increased $77 over the same period in 2005. Fuel sales to general aviation increased $59 resulting from an 11% increase in gallons sold, military fuel sales increased $9, sales and services to commercial aviation increased $3, and



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

sales of miscellaneous ground services increased $28.
These increases were reduced by a $22 decrease in aircraft charter sales.

Cost of sales as a percentage of sales for the nine months ended June 30, 2006 increased 6.2% to 48.8%, a result of a change in the sales mix. The cost of sales percentage of general aviation fuel sales, the portion of the sales mix with the largest increase, increased from 58.5% to 66.5% during the nine month periods.
During the three month period ended June 30, 2006 the cost of sales percentage increased 5.7% over the same period in 2005. General aviation fuel cost of sales increased from 52.9% in 2005 to 58.9% in 2006. In addition, aircraft charter cost of sales increased from 50.0% in 2005 to 63.6% in 2006.

Departmental costs decreased by $58 (3.4%) during the nine month period ended June 30, 2006 as compared to the same period in 2005. The largest decreases occurred in payroll and benefits ($20), damage to customer property
($18), aircraft maintenance ($17), EPA expense ($8), and utilities ($8). The single largest increase was in real estate rent expense of $8. Departmental cost for the three month period ended June 30, 2006 decreased by $63 compared to the same period in 2005. The largest decreases were in aircraft maintenance ($31), damage to customer property ($18), and EPA expense ($13).

Administrative costs decreased by $21 during the nine month period ended June 30, 2006 as compared to the same period in 2005. The largest decreases were in bad debt expense ($20) and depreciation ($11). The largest increase was in travel expense ($7). For the three month period ended June 30, 2006, administrative costs decreased by $1 compared to the same period in 2005. A
$12 decrease in depreciation expense was offset by a $6 increase in travel expense. No other category of expense increased or decreased by more than $2.

Equity in income of unconsolidated entity is the Company's share of income in RTB/AS during the nine and three month periods.

Interest expense increased $265 during the nine months ended June 30, 2006 compared to the same period in 2005.
 Nearly all of the Company's debt carries an adjustable interest rate and the prime rate has increased by 2% from June 30, 2005 through June 30, 2006. The increase of $86 during the three month period ended June 30, 2006 was also caused by the increases in the prime rate.

The gain on the sale of assets was the result of the sale of the Company's aircraft (see Note 9) for $967.
The aircraft had a net book value of $872.

Liquidity and Capital Resources

During the nine months ended June 30, 2006, the Company used $136 of cash in operations, received $967 from the sale of fixed assets, $18 from short-term borrowings, and $240 from return on investment in unconsolidated subsidiary. $954 was used to retire debt and $2 was used to purchase fixed assets.

Working capital deficit increased $797 to ($28,494) from September 30, 2005 to June 30, 2006. Current assets increased $123. Current liabilities






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)

increased $920 with $923 of the increase in accrued interest due to parent.

The Company's revenues have been insufficient to cover the cost of sales and operating expenses in the prior fiscal year. Therefore, the Company has been dependent on other sources of cash flows. There can be no assurances that these other sources will continue to be available or that revenues will increase to meet the Company's cash needs. During the remainder of fiscal
2006 the major source of cash is expected to be provided by the proceeds from the sale of the Harrisburg facility.

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

From December 1994 through December 1996, b-Fast received quarterly fuel tax assessments from the State of New York for periods from September 1991 through November 1993 (collectively, the "Assessments") relating to our former operations at a FBO in Westchester, New
York. The Company timely filed appeals for the Assessments. The Assessments resulted from an audit by the Division of Taxation that was performed in September
1994. On November 8, 2001 an Administrative Law Judge denied the Company's appeals and sustained the Assessments, together with penalties and interest. The
Company appealed this decision. On September 12, 2002, the State of New York, Tax Appeals Tribunal affirmed the decision of the Administrative Law Judge, together with penalties and interest in the amount of $2,267. During fiscal year 2005 an additional $171 of interest was accrued. An additional $155 of interest was accrued during the current nine months ended June 30, 2006.
There have been discussions with collections representatives from the State of New York to resolve the claim. The Company is unable to predict if efforts at negotiating the liability will be successful and if so, what the final liability may be.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND
USE OF PROCEEDS

	None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

An installment note is due Transtech in the amount of $6,910. Quarterly payments of $300 plus interest at prime were to be paid beginning October 1999. A series of note modification agreements deferred these payments.
 The last modification agreement expired March 20, 2004, and the Company has made no payments and is in default.
 No demands for payment have been made through June 30, 2006.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

	None.

ITEM 5. - OTHER INFORMATION

Subsequent Events.

On July 25, 2006 the Company sold its Fixed Base
Operation at the Harrisburg International Airport to
Avflight Harrisburg Corporation for $2,610.  The
Company received $525 at settlement and $1,600 will be received within 10 days of the satisfaction of certain conditions, including the ratification of the sale by the Company's shareholders. Such ratification is expected at the Company's annual meeting to be held
September 26, 2006. $485 is to be paid in 20 equal installments of $24 commencing on October 31, 2006.
The Company will use the proceeds of the sale as working capital and to pay certain indebtedness owed by it.




PART II - OTHER INFORMATION
b-FAST CORP. AND SUBSIDIARIES

(DOLLAR AMOUNTS IN THOUSANDS)




ITEM 6. - EXHIBITS

The following in a list of exhibits filed as part of the form 10-QSB.

(31.17) Certification of Chief Accounting Officer regarding disclosure controls and procedures.


(31.18) Certification of Chief Executive Officer regarding disclosure controls and procedures.



(32.17) Certification of Chief Executive Officer
pursuant to 18 U.S.C.  Section 1350, as adopted
pursuant to Section 906 of the        Sarbanes-
Oxley Act of 2002.



(32.18) Certification of Chief Accounting Officer
pursuant to 18        U.S.C. Section 1350, as
adopted pursuant to Section 906 of     the
Sarbanes-Oxley Act of 2002.

















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders of
b-Fast Corp.
Newtown, Pennsylvania


We have reviewed the accompanying consolidated balance sheet of b-Fast Corp. and subsidiaries as of June 30, 2006, the related consolidated statements of operations for the three month and nine month periods ended June
30, 2006 and 2005 and the related consolidated cash flow statements for the nine month periods ended June 30, 2006 and 2005. These interim consolidated financial statements are the responsibility of the Company's management.

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

Note C of the Company's audited consolidated financial statements as of September 30, 2005 and for the year then ended discloses that the Company had a working capital deficit of $27,697,000 and a stockholders' deficiency of $26,162,000 as of September 30, 2005. Our auditors' report on those consolidated financial statements includes an explanatory paragraph referring to the matters in Note C of those consolidated financial statement indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim consolidated financial statements as of June 30, 2006 and for the three month and nine month periods then ended, the Company had a working capital deficit and a stockholders' deficiency.
 The accompanying interim consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty.






/s/ WithumSmith+Brown, P.C.
Princeton, New Jersey
August 4, 2006


SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


b-FAST CORP.
(Registrant)


/s/ Paul R. Slack
 (Signature)
Paul R. Slack
Chief Accounting Officer and Controller
Date:  August 11, 2006


/s/ Bobby R. Adkins
        (Signature)
Bobby R. Adkins
President and Chief Executive Officer
Chairman of the Board of Directors
Date:  August 11, 2006



EXHIBIT 31.17

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

4.	The Registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-
15(f) for the Registrant and we have:

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



August 11, 2006



/s/ Paul R. Slack
Paul R. Slack
Chief Accounting Officer



EXHIBIT 31.18

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

4.	The Registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-
15(f) for the Registrant and we have:

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



August 11, 2006



/s/ Bobby Ray Adkins
Bobby Ray Adkins
President and Chief Executive Officer
Chairman of the Board of Directors






EXHIBIT 32.17

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp.
(the "Company") on Form 10-QSB for the period ended June
30, 2006 as filed with the Securities Exchange
Commission (the "Report"), I, Bobby Ray Adkins, Chief
Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements
of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Bobby Ray Adkins
Chief Executive Officer
Date:  August 11, 2006




EXHIBIT 32.18

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of b-Fast Corp.
(the "Company") on Form 10-QSB for the period ended June
30, 2006, as filed with the Securities Exchange
Commission (the "Report"), I, Paul R. Slack, Chief
Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that:

		(1)	the Report fully complies with the requirements
of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
presents, in all in material respects, the financial condition and result of operations of the Company.



_______________________________________
/s/ Paul R. Slack
Chief Accounting Officer
Date:  August 11, 2006